Form 10-Q
period 2021-09-30
Rani Therapeutics Holdings, Inc.
filed 2021-11-16
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, the registrant had 19,711,874 shares of Class A common stock, $0.0001 par value per share, outstanding, and 29,290,391 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of our consolidated subsidiary, Rani Therapeutics, LLC who do not hold shares of our Class B common stock can exchange their units for 1,545,811 shares of our Class A common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and consolidated financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, manufacturing costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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

•	our ability to further develop and expand our platform technology;

•	our ability to utilize our technology platform to generate and advance additional product candidates;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

•	our financial performance;

•	our plans relating to commercializing our product candidates, if approved;

•	our ability to selectively enter into strategic partnership and the expected potential benefits thereof;

•	the implementation of our strategic plans for our business and product candidates;

•	our ability to continue to scale and optimize our manufacturing processes by expanding our use of automation;

•	our estimates of the number of patients in the United States who suffer from the indications we target and the number of patients that will enroll in our clinical trials;

•	the size of the market opportunity for our product candidates in each of the indications we target;

•	our ability to continue to innovate and expand our intellectual property by developing novel formulations and new applications of the RaniPill capsule;

•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

•	the scope of protection we are able to establish and maintain for intellectual property rights, including our technology platform and product candidates;

•	the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements;

•	our expectations regarding the impact of the COVID-19 pandemic on our business;

•	developments relating to our competitors and our industry, including competing product candidates and therapies; and

•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,743	$73,058
Related party note receivable	—	1,720
Prepaid expenses	2,622	167
Total current assets	132,365	74,945
Property and equipment, net	4,593	4,470
Total assets	$136,958	$79,415
Liabilities, Convertible Preferred Units and Stockholders' Equity / Members’ Deficit
Current liabilities:
Accounts payable	$1,311	$537
Related party payable	290	145
Accrued expenses	3,649	550
Deferred revenue	—	2,717
Current portion of long-term debt	—	1,359
Total current liabilities	5,250	5,308
Preferred unit warrant liability	—	320
Long-term debt, less current portion	—	2,412
Total liabilities	5,250	8,040
Commitments and contingencies (Note 10)
Convertible preferred units	—	184,714
Stockholders' equity / members’ deficit:
Common units	—	664
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of September 30, 2021	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 19,712 issued and outstanding as of September 30, 2021	2	—
Class B common stock, $0.0001 par value - 40,000 shares authorized; 29,290 issued and outstanding as of September 30, 2021	3	—
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of September 30, 2021	—	—
Additional paid-in capital	54,503	—
Accumulated deficit	(3,142)	(114,003)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc. / (members' deficit)	51,366	(113,339)
Non-controlling interest	80,342	—
Total stockholders' equity / (members' deficit)	131,708	(113,339)
Total liabilities, convertible preferred units and stockholders' equity / (members' deficit)	$136,958	$79,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contract revenue	$—	$108	$2,717	$252
Operating expenses
Research and development	11,959	2,090	19,065	8,708
General and administrative	15,822	845	21,889	3,144
Total operating expenses	$27,781	$2,935	$40,954	$11,852
Loss from operations	(27,781)	(2,827)	(38,237)	(11,600)
Other income (expense), net
Interest income	13	13	73	87
Loss on extinguishment of debt	(700)	—	(700)	—
Interest expense and other, net	(110)	(64)	(467)	(66)
Change in estimated fair value of preferred unit warrant	(85)	—	(371)	655
Loss before income taxes	(28,663)	(2,878)	(39,702)	(10,924)
Income tax expense	(37)	(5)	(81)	(23)
Net loss and comprehensive loss	$(28,700)	$(2,883)	$(39,783)	$(10,947)
Net loss attributable to non-controlling interest	(25,558)	(2,883)	(36,641)	(10,947)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(3,142)	$—	$(3,142)	$—
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.16)		$(0.16)
Weighted-average Class A common shares outstanding—basic and diluted	19,437		19,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity/CONVERTIBLE PREFERRED UNITS AND MEMBERS' Deficit

(in thousands)

(Unaudited)

			Class A Common Stock		Class B Common Stock
For the Nine Months Ended September 30, 2021	Convertible Preferred Units	Members’ Deficit	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity/Members' (Deficit)
Activity prior to initial public offering ("IPO") and related Organizational Transactions
Balance at December 31, 2020	$184,714	$(113,339)	—	$—	—	$—	$—	$—	$—	$(113,339)
Issuance of Series E preferred units	6,320	—	—	—	—	—	—	—	—	—
Exercise of warrant for common units	—	13	—	—	—	—	—	—	—	13
Equity-based compensation from secondary sales transactions	—	453	—	—	—	—	—	—	—	453
Net loss	—	(5,598)	—	—	—	—	—	—	—	(5,598)
Balance at March 31, 2021	$191,034	$(118,471)	—	$—	—	$—	$—	$—	$—	$(118,471)
Equity-based compensation	—	282	—	—	—	—	—	—	—	282
Net loss	—	(5,485)	—	—	—	—	—	—	—	(5,485)
Balance at June 30, 2021	$191,034	$(123,674)	—	$—	—	$—	$—	$—	$—	$(123,674)
Equity-based compensation	—	17,042	—	—	—	—	—	—	—	17,042
Exercise of warrant for common units	—	13	—	—	—	—	—	—	—	13
Settlement of preferred unit warrant liability	691	—	—	—	—	—	—	—	—	—
Net loss	—	(20,644)	—	—	—	—	—	—	—	(20,644)
Effects of the IPO and related Organizational Transactions
Effects of Organizational Transactions	(191,725)	127,263	12,048	1	29,290	3	18,106	—	46,352	191,725
Issuance of Class A common stock in connection with the IPO, net of issuance costs of $10,686	—	—	7,667	1	—	—	73,647	—	—	73,648
Non-controlling interest adjustment for purchase of newly issued Class A units of Rani LLC with proceeds from the IPO	—	—	—	—	—	—	(37,895)	—	37,895	—
Net loss	—	—	—	—	—	—	—	(149)	(233)	(382)
Activity subsequent to the IPO and related Organizational Transactions
Equity-based compensation	—	—	—	—	—	—	646	—	1,010	1,656
Forfeiture of restricted stock awards	—	—	(3)	—	—	—	(1)	—	(1)	(2)
Net loss	—	—	—	—	—	—	—	(2,993)	(4,681)	(7,674)
Balance at September 30, 2021	$—	$—	19,712	$2	29,290	$3	$54,503	$(3,142)	$80,342	$131,708

	Convertible Preferred		Common
For the Nine Months Ended September 30, 2020	Units	Amount	Units	Amount	Accumulated Deficit	Total Members’ Deficit
Balance at December 31, 2019	17,085	$115,505	46,890	$664	$(97,300)	$(96,636)
Net loss	—	—	—	—	(5,350)	(5,350)
Balance at March 31, 2020	17,085	$115,505	46,890	$664	$(102,650)	$(101,986)
Net loss	—	—	—	—	(2,714)	(2,714)
Balance at June 30, 2020	17,085	$115,505	46,890	$664	$(105,364)	$(104,700)
Net loss	—	—	—	—	(2,883)	(2,883)
Balance at September 30, 2020	17,085	$115,505	46,890	$664	$(108,247)	$(107,583)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(39,783)	$(10,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384	447
Equity-based compensation expense	19,431	—
Change in fair value of preferred unit warrant liability	371	(655)
Loss on extinguishment of debt	700	—
Other	108	67
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,455)	(35)
Related party receivable	—	51
Accounts payable	674	1,924
Accrued expenses	2,346	(259)
Related party payable	145	(1,601)
Deferred revenue	(2,717)	2,748
Net cash used in operating activities	(20,796)	(8,260)
Cash flows from investing activities
Purchases of property and equipment	(235)	(944)
Net cash used in investing activities	(235)	(944)
Cash flows from financing activities
Proceeds from issuance of Class A common stock sold in the IPO, net of issuance costs	74,218	—
Proceeds from issuance of preferred units, net of issuance costs	6,320	—
Proceeds from exercise of warrants for common units	26	—
Proceeds from the Paycheck Protection Program Loan	—	1,254
Repayment of the Paycheck Protection Program Loan	(1,254)	—
Proceeds from issuance of convertible note, net of issuance costs	—	2,781
Repayment of convertible note	(3,314)	—
Principal and interest repayments from related party for note receivable	1,720	—
Net cash provided by financing activities	77,716	4,035
Net increase (decrease) in cash and cash equivalents	56,685	(5,169)
Cash and cash equivalents, beginning of period	73,058	16,536
Cash and cash equivalents, end of period	$129,743	$11,367
Supplemental disclosures of cash flow information
Cash paid for interest	$285	$—
Supplemental disclosures of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$284	$402
IPO issuance costs included in accrued expenses	$570	$—
Settlement of preferred unit warrant liability	$691	$—
Exchange of Class A Units of Rani LLC from the Former LLC Owners	$132,527	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Notes to THE UNAUDITED CONDENSED Consolidated Financial Statements

1. Organization and Nature of Business

Description of Business

Rani Therapeutics Holdings, Inc. (the "Company") was formed as a Delaware corporation in April 2021 for the purpose of facilitating an initial public offering ("IPO") of its Class A common stock, facilitate certain organizational transactions and to operate the business of Rani Therapeutics, LLC (“Rani LLC”) and its consolidated subsidiary.

The Company is a clinical stage biotherapeutics company focusing on advancing technologies to enable the development of orally administered biologics. The Company has developed the RaniPill capsule, which is a novel, proprietary and patented platform technology, intended to replace subcutaneous or intravenous injection of biologics with oral dosing. The Company is headquartered in San Jose, California and operates in one segment.

Up to December 31, 2019, Rani LLC maintained no employees of its own and contracted InCube Labs, LLC (“ICL”), the majority common unit holder of Rani LLC and a related party, to provide research, development and administrative services. ICL and Rani LLC have common management and interest holders and, in the course of performing under the terms of the service agreements, ICL employees acted on behalf of Rani LLC. Effective January 1, 2020, the ICL personnel that were substantially dedicated to providing services to Rani LLC were hired by Rani Management Services, Inc. ("RMS") as full-time employees (Note 6).

Initial Public Offering and Organizational Transactions

In August 2021, the Company closed its initial public offering (“the Offering” or “IPO”) and sold 7,666,667 shares of its Class A common stock, including shares issued pursuant to the exercise in full of the underwriters’ option, for cash consideration of $11.00 per share and received approximately $73.6 million in net proceeds, after deducting underwriting discounts, offering costs and commissions. The Company used the proceeds from the IPO to purchase 7,666,667 newly issued economic nonvoting Class A units (“Class A Units”) of Rani LLC.

In connection with the IPO, the Company was party to the following organizational transactions (the “Organizational Transactions”):

•
Amended and restated Rani LLC’s operating agreement (the “Rani LLC Agreement”) to appoint the Company as the sole managing member of Rani LLC and effectuated an exchange of all outstanding (i) convertible preferred units, automatic or net exercised warrants to purchase preferred units and common units, and common units of Rani LLC, into Class A Units and an equal number of voting noneconomic Class B units (“Class B Units”) and (ii) all Profits Interests into Class A Units. In connection with the closing of the IPO, each LLC interest was exchanged 1 for 0.5282 as determined and predicated on the initial public offering price of the Company’s Class A common stock.
•
Amended and restated the Company’s certificate of incorporation in July 2021, to provide for the issuance of (i) Class A common stock, each share of which entitles its holders to one vote per share, (ii) Class B common stock, each share of which entitles its holders to 10 votes per share on all matters presented to the Company's stockholders, (iii) Class C common stock, which has no voting rights, except as otherwise required by law and (iv) preferred stock;
•
Exchanged 12,047,925 shares of Class A common stock for existing Class A Units of Rani LLC held by certain individuals and entities (the “Former LLC Owners”) on a one-for-one basis;
•
Issued 29,290,391 shares of Class B common stock to the certain individuals and entities that continued to hold Class A Units in Rani LLC after the IPO (the “Continuing LLC Owners”) in return for an equal amount of Rani LLC Class B Units;
•
Entered into a registration rights agreement with certain of the Continuing LLC Owners.

The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if the Company, at the election of the Continuing LLC Owners, redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. These exchanges and redemptions may result in increases in the tax basis of the assets of Rani LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of tax that the Company would otherwise be required to pay in the future. This tax basis may also decrease the gains (or increase the losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock can exchange their Class A Units for 1,545,811 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $39.8 million for the nine months ended September 30, 2021, of which $3.1 million was attributable to Rani Therapeutics Holdings, Inc. for the nine months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $3.1 million and for the nine months ended September 30, 2021 had negative cash flows from operations of $20.8 million. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues to develop the RaniPill capsule. The Company expects that its cash and cash equivalents of $129.7 million as of September 30, 2021 will be sufficient to fund its operations through at least one year from the date the condensed consolidated financial statements are issued. The Company expects to finance its future operations with its existing cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, collaboration or licensing agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders and holders of interests in the Company. The Company will not generate any revenue from product sales unless, and until, it successfully completes clinical development and obtains regulatory approval for the RaniPill capsule. If the Company obtains regulatory approval for the RaniPill capsule, it expects to incur significant expenses related to developing its internal commercialization capability to support manufacturing, product sales, marketing, and distribution.

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

The Company operates and controls all of the business and affairs of Rani LLC, and through Rani LLC and its subsidiary, conducts its business. Because the Company manages and operates the business and controls the strategic decisions and day-to-day operations of Rani LLC and also has a substantial financial interest in Rani LLC, the Company consolidates the financial results of Rani LLC, and a portion of its net loss is allocated to the non-controlling interests in Rani LLC held by the Continuing LLC Owners. All intercompany accounts and transactions have been eliminated in consolidation.

The Organizational Transactions were considered transactions between entities under common control. As a result, the condensed consolidated financial statements for periods prior to the IPO and the Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period.

The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these interim condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Registration Statement on Form S-1 (No. 333-257809) filed with the SEC.

Variable Interest Entities

The Company consolidates all entities that it controls through a majority voting interest or as the primary beneficiary of a variable interest entity (“VIE”). In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company’s determination about whether it should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation event.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Estimates include, but are not limited to, revenue recognition, recovery of long-lived assets, equity-based compensation, accrued research and development costs and the fair value of Profits Interests and preferred unit warrants. Actual results may differ materially and adversely from these estimates.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. No contract assets balance was recorded as of September 30, 2021 or December 31, 2020.

Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of performance or where the Company has unsatisfied performance obligations. As of December 31, 2020 the Company had deferred revenue of $2.7 million. There was no deferred revenue as of September 30, 2021.

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

The carrying values of the Company’s cash equivalents, prepaid expenses, accounts payable, and accruals approximate their fair value due to their short-term nature. The fair value of the Company’s long-term debt approximated its carrying value based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgement exercised by the Company in determining fair value is greatest for instruments categorized in Level 3 (Note 3). A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value of the instrument.

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

Equity-Based Compensation

Stock-Based Compensation

In July 2021, the Company adopted and its stockholders approved, the Rani Therapeutics Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The Company has subsequently granted stock options to purchase shares of its Class A common stock as well as restricted stock units (“RSUs”) and restricted stock awards ("RSAs") from the 2021 Plan to both employees and non-employees. The Company measures stock-based compensation at fair value on the grant date of the award. The fair value of employee and nonemployee RSUs is determined based on the number of shares granted and the closing market price of the Company’s Class A common stock on the date of grant. The fair value of employee RSA's is determined based on the estimated fair value of the Company’s Class A common stock on the grant date and is subject to the Company's reacquisition right which is accounted for as a forfeiture provision (Note 9). For awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur. Stock-based compensation is classified in the accompanying condensed consolidated statements of operations and comprehensive loss based on the function to which the related services are provided.

The Company determines the grant-date fair value of options to purchase common shares using the Black-Scholes option-pricing model which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. Such assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s consolidated results of operations.

Unit-Based Compensation

Prior to the IPO, Rani LLC had granted equity-based awards to employees, Board Managers and nonemployees, including ICL employees and consultants, in the form of non-vested incentive units (“Profits Interests”) and/or options to purchase common units. All awards of Profits Interests and options to purchase common units were measured based on the estimated fair value of the award on the date of grant. Forfeitures were recognized when they occurred. All of the Profits Interests were subject to service and performance-based conditions and the Company evaluated the probability of achieving each performance-based condition at each reporting date and recognized equity-based compensation expense for employee and consultant awards and distributions of equity for ICL employee awards in the condensed consolidated financial statements when it was deemed probable that the performance-based condition would be met using the accelerated attribution method over the requisite service period. The options to purchase common units were subject to service conditions and generally vested over three or four years.

The Company utilized estimates and assumptions in determining the fair value of its Profits Interests and options to purchase common units on the date of grant. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of its preferred units, common units and Profits Interests. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include several objective and subjective factors, including probability weighting of events, volatility, time to an exit event, a risk-free interest rate, the prices at which the Company sold preferred units, the superior rights, and preferences of the preferred units senior to the Company’s common units at the time, and a discount for the lack of marketability. Changes to the key assumptions used in the valuations could result in different fair values at each valuation date.

Tax Receivable Agreement

In August 2021, in connection with the IPO and Organizational Transactions, the Company entered into a tax receivable agreement ("TRA") with certain of the Continuing LLC Owners. The TRA provides that the Company pay to such Continuing LLC Owners, 85% of the amount of tax benefits, if any, it is deemed to realize (calculated using certain assumptions) as a result of (i) increases in the tax basis of assets of Rani LLC resulting from (a) any future redemptions or exchanges of Paired Interests and (b) payments under the TRA and (ii) certain other benefits arising from payments under the TRA (collectively the “Tax Attributes”).

A liability for the payable to parties subject to the TRA, and a reduction to stockholders’ equity, is accrued when (i) an exchange of a Paired Interest has occurred and (ii) when it is deemed probable that the Tax Attributes associated with the exchange will be used to reduce the Company’s taxable income based on the contractual percentage of the benefit of Tax Attributes that the Company expects to receive over a period of time. No exchanges of Paired Interests had occurred through September 30, 2021 and therefore no liability had been accrued for the TRA.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and/or circumstances from non-owner sources. The Company did not have any other comprehensive loss for any of the periods presented, and therefore comprehensive loss was the same as the Company’s net loss.

Net Loss Per Class A Common Share Attributable to Rani Therapeutics Holdings, Inc.

Basic net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc. is computed by dividing net loss attributable to the Company by the weighted average number of Class A Common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per Class A Common share is computed giving effect to all potentially dilutive shares. Diluted net loss per Class A Common share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive. Net loss per share is not presented for the three and nine months ended September 30, 2020 as the Company did not have any economic interests prior to the date of the IPO and Organizational Transactions through which it was given ownership in Rani LLC. Losses prior to the IPO and Organizational Transactions would have been allocated to the original members of Rani LLC. The basic and diluted net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc. for the three and nine-months ended September 30, 2021 is applicable only for the period from August 4, 2021 to September 30, 2021, which is the period following the IPO and Organizational Transactions and represents the period that the Company had Class A common shares outstanding.

Non-Controlling Interest

Non-controlling interest ("NCI") represents the portion of income or loss, net assets and comprehensive loss of our consolidated subsidiary that is not allocable to the Company based on the Company's percentage of ownership of Rani LLC.

In August 2021, based on the Organizational Transactions, the Company became the sole managing member of Rani LLC. As of September 30, 2021, the Company held approximately 39% of the Class A Units of Rani LLC, and approximately 61% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, the Company reports NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on its condensed consolidated balance sheet as of September 30, 2021. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to September 30, 2021, there were no exchanges of Paired Interests.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3
Assets:
Money market funds	$126,363	$—	$—
Total assets	$126,363	$—	$—

	As of December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Money market funds	$71,666	$—	$—
Total assets	$71,666	$—	$—
Liabilities:
Preferred unit warrant liability	$—	$—	$320
Total liabilities	$—	$—	$320

There were no financial liabilities measured at fair value on a recurring basis as of September 30, 2021.

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

The Company held a Level 3 liability associated with preferred unit warrants that were issued in conjunction with a loan and security Agreement (Note 11). These preferred unit warrants were settled with Class A common stock as part of the IPO and Organizational Transactions (Note 7).

The following tables set forth a summary of the changes in the fair value of the Company’s liability measured using Level 3 inputs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$606	$—	$320	$655
Change in estimated fair value of Series B warrants	—	—	—	16
Change in estimated fair value of Series E warrants	85	—	371	—
Expiration of Series B warrants	—	—	—	(671)
Settlement of Series E warrants	(691)		(691)
Balance at end of period	$—	$—	$—	$—

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued professional fees	$379	$—
Payroll and related	1,951	136
IPO issuance costs	570	—
Other	749	414
Total accrued expenses	$3,649	$550

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

The Company has determined that the cost-based input method most faithfully depicts the transfer of its performance obligation to Takeda. Accordingly, the Company recognized its contract revenue based on actual costs incurred as a percentage of total estimated costs the Company expected to incur to deliver its performance obligation. These actual costs consisted of internal labor efforts, in vivo testing services and materials costs related to the Takeda agreement, as the costs incurred over time reflect the transfer of its performance obligations to Takeda. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation was recorded in the period in which changes were identified and amounts were reasonably estimable.

In May 2021, the Company received written notice from Takeda as to their intent to terminate the contract for convenience. Due to the delivery of the termination notice, the Company determined that there were no further enforceable rights and obligations under the agreement beyond May 2021 and the remaining $2.0 million of deferred revenue was recognized during the nine months ended September 30, 2021.

For the three months ended September 30, 2021, no contract revenue related to the Takeda agreement was recognized. For the three months ended September 30, 2020, the Company recognized contract revenue related to the Takeda agreement of $0.1 million.

For the nine months ended September 30, 2021 and 2020, the Company recognized contract revenue related to the Takeda agreement of $2.7 million and $0.3 million, respectively. As of December 31, 2020, deferred revenue related to the remaining identified performance obligation for the Takeda agreement of $2.7 million was recorded on the condensed consolidated balance sheets. There was no deferred revenue as of September 30, 2021.

Changes in the deferred revenue balance are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Balance at beginning of period	$2,717	$179
Additions	—	3,000
Deductions	(2,717)	(462)
Balance at end of period	$—	$2,717

There were no receivables or net contract assets recorded as of September 30, 2021 or December 31, 2020 associated with the Takeda agreement. The Company expensed all incremental costs of obtaining the Takeda agreements, as such amounts were insignificant.

6. Related Party Transactions

ICL is wholly-owned by the Company’s founder and Executive Chairman and his family. The Company’s Chief Scientific Officer is the brother of the founder and Executive Chairman and uncle of the Company’s Chief Executive Officer. The founder and Executive Chairman is also the father of the Company’s Chief Executive Officer.

Services agreements

In January 2019, the Company, through its subsidiary, entered into a one year service agreement with ICL. This agreement was amended in January 2020 to extend the period for an additional year and expired in December 2020. The Company is presently operating under a service agreement with ICL executed in June 2021, retroactive to January 1, 2021. The Company or ICL may terminate services under the service agreement upon 60 days' notice to the other party, except for occupancy which requires six months' notice. The service agreement specifies the scope of services to be provided by ICL as well as the methods for determining the costs of services for the year ended December 31, 2021. Costs are billed on a monthly basis and based upon the hours incurred by ICL employees working on behalf of the Company as well as allocations of expenses based upon the Company’s utilization of ICL’s facilities and equipment.

In June 2021, RMS entered into the RMS-ICL Service Agreement with ICL effective January 1, 2021 (the "RMS-ICL Service Agreement"), pursuant to which ICL agreed to rent a specified portion of its facility to RMS. Additionally, RMS and ICL agreed to provide personnel services to the other upon requests based on rates specified in the agreement. The RMS-ICL Service Agreement has a 12-month term and will automatically renew for successive 12-month periods unless terminated. For the nine months ended September 30, 2020 and 2021, RMS charged ICL $0.3 million and $0.5 million for services performed, respectively, and such amounts charged were recorded as a reduction to research and development expense in the condensed consolidated statement of operations and comprehensive loss.

The table below details the amounts charged by ICL for services and rent, net of the amount that RMS charged ICL, which is included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$222	$(22)	$377	$98
General and administrative	149	174	516	625
Total	$371	$152	$893	$723

The Company’s eligible employees are permitted to participate in ICL’s 401(k) Plan (“401(k) Plan”). Participation in the 401(k) Plan is offered for the benefit of the employees, including the Company’s named executive officers, who satisfy certain eligibility requirements.

As of September 30, 2021, all of the Company's facilities are owned by an entity affiliated with the Company’s Executive Chairman. The Company pays for the use of these facilities through the services agreement with ICL.

Financing activity

From inception to the first half of 2017, the Company advanced funds to ICL, and ICL made payments directly to certain vendors on behalf of Rani, Rani has reimbursed ICL for all such payments at cost on a monthly basis.

In June 2017, the Company converted the outstanding net advances of $6.6 million to ICL into three notes receivable. The notes provide for interest at 1.97% compounded annually, loan fees of 2.75% and are payable upon demand to the Company any time after January 1, 2024. During 2020, the Company received $0.2 million in payments for interest and repayment of principal on the remaining notes receivable.

As of December 31, 2020, $1.7 million of the notes receivable was outstanding. In March 2021, the outstanding balance due, including all accrued interest, was fully repaid by ICL.

During 2020, the Company amended certain Series B warrants held by an entity affiliated with ICL. In December 2020, this entity elected to cashless exercise all of their Series B warrants in return for 51,341 Series B units (Note 7). This same entity also acquired 59,312 Series D units for $1.0 million in 2017.

During 2020 and 2021, South Lake One LLC, a related party of the Company, and its Affiliates purchased 7,880,120 Series E Preferred Units of Rani LLC at $7.1471 per unit. As part of the Organizational Transactions the Series E Preferred Units were exchanged for 5,277,729 shares of the Company's Class A common stock. In connection with the IPO and subsequent thereto, South Lake One LLC and its Affiliates purchased an additional 6,458,904 shares of the Company’s Class A common stock for total gross proceeds of $71.1 million.

Exclusive License, Intellectual Property and Common Unit Purchase Agreement

The Company, through Rani LLC, and ICL entered into an exclusive license and an intellectual property agreement and common unit purchase agreement in 2012. Pursuant to the common unit purchase agreement, the Company issued 46.0 million common units to ICL in return for rights to exclusive commercialization, development, use and sale of certain products and services related to the RaniPill capsule technology. ICL also granted the Company a fully-paid, royalty-free, sublicensable, exclusive license under the intellectual property made by ICL during the course of providing services to the Company related to the RaniPill capsule technology. Such rights were not recorded on the Company’s condensed consolidated balance sheet as the transaction was considered a common control transaction.

In June 2021, ICL and the Company, through Rani LLC, entered into an Amended and Restated Exclusive License Agreement which replaces the 2012 Exclusive License Agreement, as amended in 2013, and terminates the Intellectual Property Agreement, as amended in June 2013. Under the Amended and Restated License Agreement, the Company will have a fully paid, exclusive license under certain scheduled patents related to optional features of the device and certain other scheduled patents to exploit products covered by those patents in the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine. The Company will cover patent-related expenses and, after a certain period, the Company will have the right to acquire four specified U.S. patent families from ICL by making a one-time payment of $0.3 million to ICL for each U.S. patent family that the Company desires to acquire, up to $1.0 million in the aggregate. This payment will not become an obligation until the fifth anniversary of the Amended and Restated Exclusive License Agreement. The Amended and Restated Exclusive License Agreement will terminate when there are no remaining valid claims of the patents licensed under the

Amended and Restated Exclusive License Agreement. Additionally, the Company may terminate the Amended and Restated Exclusive License Agreement in its entirety or as to any particular licensed patent upon notification to ICL of such intent to terminate.

Non-Exclusive License Agreement between Rani and ICL (“Non-Exclusive License Agreement”)

In June 2021, the Company, through Rani LLC, entered into the Non-Exclusive License Agreement with ICL a related party, pursuant to which the Company granted ICL a non-exclusive, fully-paid license under specified patents that were assigned from ICL to the Company. Additionally, the Company agreed not to license these patents to a third party in a specific field outside the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine, if ICL can prove that it or its sublicensee has been in active development of a product covered by such patents in that specific field. ICL may grant sublicenses under this license to third parties only with the Company’s prior approval. The Non-Exclusive License Agreement will continue in perpetuity unless earlier terminated.

Intellectual Property Agreement with Mir Imran (the “Mir Agreement”)

In June 2021, the Company, through Rani LLC, entered into the Mir Agreement, pursuant to which the Company and Mir Imran agreed that the Company would own all intellectual property conceived (a) using any of the Company’s people, equipment, or facilities or (b) that is within the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine. Neither the Company nor Mir Imran may assign the Mir Agreement to any third party without the prior written consent of the other party. The initial term of the Mir Agreement is three years, which can be extended upon mutual consent of the parties. The Mir Agreement may be terminated by either party for any reason within the initial three year term upon providing three months’ notice to the other party.

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

Equity-Based Compensation

In connection with the IPO and Organizational Transactions, the Company effectuated an exchange of all outstanding Profits Interests into Class A Units including certain Profits Interests related to ICL and its affiliates ("ICL Holders"). Upon the IPO and Organizational Transactions, the performance condition was met for all Profits Interest no longer subject to a service based vesting condition resulting in the recognition of compensation cost associated with these awards (Note 9). ICL Holders of 919,282 Class A Units exchanged 854,807 such units for the Company's Class A common stock, the remaining 64,475 Class A Units of Rani LLC continue to be outstanding and are exchangeable for the Company's Class A common stock at the option of the ICL Holders.

The following table summarizes the components of equity-based compensation expense recorded in the condensed consolidated statement of operations and comprehensive loss related to awards granted to employees of ICL and its affiliates by the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$644	—	$644	—
General and administrative	2,947	—	2,947	—
Total	$3,591	—	$3,591	—

Tax Receivable Agreement

Certain parties to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions, are related parties of the Company. The TRA provides that the Company pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests (Note 2).

Registration Rights Agreement

In connection with the IPO, the Company entered into a Registration Rights Agreement. ICL is a party to this agreement. The Registration Rights Agreement provides certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, ICL Holders with LLC Interests can require the Company to register under the Securities Act of 1933, as amended (the “Securities Act”) shares of Class A common stock issuable to such ICL Holders upon, at the Company’s election, redemption or exchange of their Paired Interests. The Registration Rights Agreement also provides for piggyback registration rights.

Rani LLC Agreement

The Company operates its business through Rani LLC and its subsidiary. In connection with the IPO, the Company and the Continuing LLC Owners, including ICL, entered into the Rani LLC Agreement. The operations of Rani LLC, and the rights and obligations of the holders of LLC Interests, are set forth in the Rani LLC Agreement. As a Continuing LLC Owner, ICL is entitled to exchange, subject to the terms of the Rani LLC Agreement, Paired Interests for Class A common stock of the Company; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. No exchanges with ICL of Paired Interests occurred during the three and nine months ended September 30, 2021.

7. Warrants

Preferred unit warrants

In September 2020, in conjunction with a loan and security Agreement (Note 11), the Company issued warrants to purchase up to 118,929 Series E preferred units. The Series E warrants were exercisable for a period of seven years from the grant date at an exercise price of $7.1471 per unit. In the event of a change of control or IPO, the Series E warrants were to automatically be exchanged for the same number of units of the Company’s securities for no consideration had the holder of the warrant elected to exercise the warrant immediately prior to a change in control or IPO. In conjunction with the IPO, all of the Series E warrants were ultimately settled for 62,887 shares of the Company's Class A common stock. At December 31, 2020 there were 118,929 Series E warrants outstanding. There were no Series E warrants outstanding at September 30, 2021.

Common unit warrants

In 2017, in conjunction with the Series D convertible preferred unit financing, the Company issued 229,315 common unit warrants with an exercise price of $2.18 per unit and an exercise period of five years. The Company recorded the issuance-date fair value of the common warrants of $0.3 million in equity as the warrant met all criteria for equity classification. In January 2021, 6,000 common unit warrants were exercised at $2.18 per unit, and in July 2021 common unit warrants totaling 5,931 were exercised at $2.18 per unit. In connection with the IPO and Organizational Transactions, the remaining common warrants were net exercised for 71,867 Class A Units of Rani LLC of which 60,494 were then exchanged into shares of the Company's Class A common stock as part of the Organizational Transactions. At December 31, 2020, 229,315 common unit warrants were outstanding. There were no common unit warrants outstanding at September 30, 2021.

8. Stockholders’ Equity / Members’ Deficit

Prior to the Organizational Transactions, Rani LLC was authorized to issue 101,000,000 common units, of which 10,850,000 had been reserved for issuance as Profits Interests and 32,620,000 were reserved for six separate classes, the Series A convertible preferred units (the “Series A units”), the Series B convertible preferred units (the “Series B units”), the Series C convertible preferred units (the “Series C units”), the Series C-1 convertible preferred units (the “Series C-1 units”), the Series D convertible preferred units (the “Series D units”), and the Series E convertible preferred units (the “Series E units”), collectively the “Preferred Units”.

The members of the Rani LLC who held these common and Preferred Units were not liable, solely by reason of being a member, for the debts, obligations, or liabilities of the Company whether arising in contract or tort; under a judgment, decree, or order of a court; or otherwise. The members were also not obligated to make capital contributions to the Rani LLC and Rani LLC would have dissolved only upon a written consent of a majority of the members.

The Company’s Profits Interests were subject to either a combination of service, market, or performance vesting conditions. Vested Profits Interests were treated as common units for purposes of distributions.

Amendment and Restatement of Certificate of Incorporation

In connection with the Organizational Transactions, the Company’s certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 800,000,000 shares of Class A common stock with a par value of $0.0001 per share; (ii) authorization of 40,000,000 shares of Class B common stock with a par value of $0.0001 per share; (iii) authorization of 20,000,000 shares Class C common stock with a par value of $0.0001 per share; and (iv) authorization of 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

Holders of Class A common stock are entitled to one vote per share; holders of Class B common stock are entitled to ten votes per share; and holders of Class C common stock have no voting rights. Except as otherwise expressly provided in the Amended and Restated Certificate of Incorporation or as required by law, the holders of Class A common stock and Class B common stock (and, on any matter on which the Class C common stock or the holders of preferred stock are entitled to vote with the Class A common stock and the Class B common stock, the Class C common stock and the preferred stock) will vote together as a single class and not as separate series or classes.

The Company is required to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock outstanding and the number of Class A Units owned by Company and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing LLC Owners and the number of Class A Units owned by the Continuing LLC Owners. The Company may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are not transferable except (a) to the Company for no consideration (in which case the shares will be cancelled automatically) or (b) together with an equal number of Class A Units to a transferee in compliance with the LLC Agreement and the provisions set forth in the Company’s amended and restated certificate of incorporation. All Class B common stock that is exchanged as part of a Paired Interest for Class A common stock shall be automatically retired and cancelled and shall no longer be outstanding.

In August 2021, the Company received 29,290,391Class B Units of Rani LLC as consideration for the issuance of Class B common stock on a one-for-one basis.

Management of Rani LLC

In August 2021, Rani LLC’s members and Board of Managers adopted the amended and restated Rani LLC Agreement to, among other things, appoint the Company as Rani LLC’s sole managing member and provide that, except where the approval of one or more members is specifically required by the express terms of the Rani LLC Agreement, all management powers over the business and affairs of Rani LLC are vested exclusively in the Company as the sole managing member.

Initial Public Offering

In July 2021, the Company completed an initial public offering of 7,666,667 shares of common stock, inclusive of the 1,000,000 shares of Class A common stock purchased by underwriters pursuant to the underwriters’ option to purchase additional shares at the initial public offering price, less underwriting discounts and commissions. The Company received net proceeds from the IPO of approximately $73.6 million after deducting underwriting discounts and commissions, which was used to purchase 7,666,667 newly-issued Class A Units of Rani LLC.

Registration Rights Agreement

In connection with the IPO, the Company entered into a Registration Rights Agreement with the Continuing LLC Owners, including ICL. The Registration Rights Agreement provides the Continuing LLC Owners certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, the Continuing LLC Owners can require the Company to register under the Securities Act shares of Class A common stock issuable to them upon, at the Company’s election, redemption or exchange of their Paired Interests, and the Former LLC Owners can require the Company to register under the Securities Act the shares of Class A common stock issued to them in connection with the Organizational Transactions. The Registration Rights Agreement also provides for piggyback registration rights for the Continuing LLC Owners.

9. Equity-Based Compensation

Stock-Based Compensation

In July 2021, in connection with the IPO, the Company adopted and its stockholders approved the 2021 Plan. The 2021 Plan provides for the grant of incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), stock appreciation rights, RSAs, RSUs, performance-based awards and other awards for shares of the Company’s Class A common stock.

In July 2021, the Company's board of directors adopted and its stockholders approved, the Rani Therapeutics Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2021, the ESPP was not yet effective.

The Company reserved 500,000 shares of Class A Common Stock for issuance under the ESPP and 5,500,000 shares of Class A common stock for future issuance under the 2021 Plan.

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	—	—		—
Granted as replacement awards	1,212,124	$9.44	9.72	$10,158
Granted	907,400	$17.84	9.92	$1,244
Balance at September 30, 2021	2,119,524	$13.04	9.81	$11,402
Exercisable at September 30, 2021	57,806	$9.44	9.72	$484
Nonvested at September 30, 2021	2,061,718	$13.14	9.81	$10,918

In connection with the Organizational Transactions, 2,292,309 options for common units of Rani LLC still subject to service vesting conditions were canceled and replaced with 1,212,124 stock options to acquire the Company’s Class A common stock. This was considered to be a modification but did not result in modification accounting as it did not impact the awards’ vesting conditions, classification or fair value. These stock options vest based on the grantees continued services over a three or four year period.

As of September 30, 2021, there was $17.8 million of unrecognized equity-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 3.5 years.

Restricted Stock Units

A summary of RSU activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2020	—	—
Granted	599,500	$19.56
Forfeited	(2,000)	$19.56
Balance at September 30, 2021	597,500	$19.56

As of September 30, 2021, there was $11.4 million of unrecognized equity-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Restricted Stock Awards

A summary of RSA activity during the periods indicated is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2020	—	—
Granted as replacement of Profits Interests	137,691	$5.78
Vested	(15,058)	$5.72
Forfeited	(2,718)	$6.11
Balance at September 30, 2021	119,915	$5.79

In connection with the IPO and Organizational Transactions, 397,500 Profits Interests of Rani LLC were canceled and replaced with 137,691 RSAs of the Company’s Class A common stock. This was considered to be a modification but did not result in modification accounting as it did not impact the awards’ vesting conditions, classification or fair value. The RSAs are subject to both service vesting conditions and the Company's reacquisition right of unvested RSAs from the holder, for no monetary consideration, upon the termination of continuous service by the holder. The RSAs are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding for accounting purposes until the repurchase right lapses and the shares are no longer subject to the reacquisition right. As of September 30, 2021, there was $0.7 million of unrecognized equity-based compensation expense related to RSAs which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Unit-Based Compensation

Prior to the IPO, Rani LLC had adopted the 2016 Equity Incentive Plan (the “2016 Plan”) under which the Board of Managers issued options for common units, Profits Interests, and restricted common units to managers, consultants or other individuals who provide service to the Company. The Board of Managers had the authority to determine to whom Profits Interests would be granted, the number of options granted, and the Profits Interests threshold amount, which was the minimum amount determined by the Board of Managers in its reasonable discretion to be necessary to cause such interests to be treated as Profits Interests (“Threshold Amounts”). In 2020, the Board of Managers approved an additional 2,000,000 common units to be reserved under the Plan for issuance as Profit Interests. Effective April, 2021, in anticipation of the IPO the Company ceased granting Profits Interests and began to issue options for common units out of the remaining pool. In July 2021, the 2016 Plan was terminated concurrent with the adoption of the 2021 Plan.

Immediately upon receipt of a Profits Interests award, the recipient had no initial capital account balance and the Profits Interests received did not entitle such recipient to any portion of the capital of Rani LLC at the time of such recipient’s admission to Rani LLC as an unitholder member, such that if Rani LLC’s assets were sold at fair market value immediately after the grant to such recipient of Profits Interests and the proceeds distributed in complete liquidation of Rani LLC, the Profits Interests received would entitle such recipient to receive no portion of those proceeds. Additionally, Rani LLC would not make a distribution with respect to any Profits Interests unless Rani LLC had made aggregate distributions to each interest subject to a lower or no Profits Interests Threshold Amount. The common units underlying each Profits Interests award entitled the holder, upon a sale or other specified capital transaction (as set forth in the Operating Agreement), to participate in a portion of the profits and appreciation in the equity value of Rani LLC arising after the date of grant, as determined in reference to the Profits Interests Threshold Amount set forth in each award agreement.

Profits Interests

A summary of Profits Interests activity during the periods indicated is as follows:

	Number of Profits Interests	Weighted Average Grant Date Fair Value	Profits Interests Threshold
Balance at December 31, 2020	6,926,358	$1.63	$1.44 - $2.29
Granted	1,857,000	$2.13	$1.99 - $2.13
Forfeited	(235,957)	$2.04	$1.45 - $2.29
Vested	(8,149,901)	$1.70	$1.44 - $2.29
Canceled and replaced with restricted stock awards	(397,500)	$2.13	$1.99 - $2.13
Balance at September 30, 2021	—	$—

In connection with the IPO and Organizational Transactions, 1,771,767 units of unvested Profits Interests that contained a performance condition were modified to accelerate their vesting in return for exchanging such awards for shares of the Company’s Class A common stock upon an IPO. Concurrent with the IPO, such Profits Interests holders exchanged their then issued 3,201,220 Class A Units of Rani LLC for 1,655,409 shares of the Company’s Class A common stock. This resulted in an improbable to improbable modification and resulted in the remeasurement of the related compensation cost at the fair value of these Profits Interests on the modification date in July 2021. As a result of the modification and based on the performance condition being satisfied with the IPO and Organizational Transactions in July 2021, the Company recognized an incremental equity-based compensation expense of $3.0 million for the three and nine months ended September 30, 2021. Profits Interests of 397,500 still subject to service based vesting, but where the performance condition associated with the IPO and Organizational Transactions had been met, were exchanged for 137,691 RSAs with the same remaining service vesting conditions. All Profits Interests no longer subject to a vesting condition and that did not participate in the exchange, were converted into 1,545,811 Class A Units of Rani LLC.

Upon the IPO and Organizational Transactions, the performance condition was met for all Profits Interest no longer subject to a service based vesting condition and the Company recorded an additional $14.0 million of equity-based compensation expense.

Options for Common Units

A summary of options for common units activity during the periods indicated is as follows:

	Number of Unit Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	—	—	—
Granted	2,292,309	4.99	9.89
Canceled and replaced with stock options	(2,292,309)	4.99	9.89
Balance at September 30, 2021	—	—	—	—

Through July 2021, the Company granted options to acquire 2,292,309 common units of Rani LLC to certain executives and members of the Board of Managers. In conjunction with the Organizational Transactions, these unit options were canceled and replaced with stock options of the Company.

The following table summarizes the components of equity-based compensation expense resulting from the grant of stock options, RSUs, RSAs, Profits Interests, and options for common units, recorded in the Company’s condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$6,635	—	$6,696	—
General and administrative	12,061	—	12,282	—
Total equity-based compensation	$18,696	—	$18,978	—

10. Commitments and Contingencies

Leases

Rani LLC pays for the use of its office, laboratory and manufacturing facilities in San Jose, California as part of the services agreement with ICL (Note 6), which is accounted for as an operating lease with an implied renewal option into 2025. Rent expense incurred with ICL was $0.6 million for each of the nine month periods ended September 30, 2021 and 2020.

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

11. Long-Term Debt

Convertible Notes

In September 2020, Rani LLC, entered into a secured convertible loan agreement (the “Loan and Security Agreement” or the “Loan”) with Avenue Venture Opportunity Fund L.P. (“Avenue”), whereby Rani LLC could borrow up to a maximum of $10.0 million, with $3.0 million being immediately available. The remaining $7.0 million available could be borrowed if Avenue received evidence of at least $40.0 million of net cash proceeds from the sale or issuance of securities to existing investors, or upfront payments in connection with strategic partnerships by March 31, 2021. Rani LLC opted not to draw down this additional amount, and the option has since expired undrawn. In exchange for access to this facility, Rani LLC agreed to issue warrants exercisable into Rani LLC preferred units amounting to $0.9 million; Rani LLC subsequently granted 118,929 Series E warrants with an exercise price of $7.1471 per unit (Note 7).

The Loan was interest only until September 2021 and bore interest at a variable rate of interest per annum, compounded monthly until its maturity date of September 2023, at which time all outstanding principal and interest would have become due and payable in cash if not already converted. Rani LLC’s obligations under the Loan were secured by a first priority security interest in substantially all of its assets. The Loan included customary events of default, including instances of a material adverse change in the Rani LLC’s operations, which may require prepayment of the outstanding Loan.

At December 31, 2020 the effective interest rate on the Loan was 20.56%. At September 30, 2021 there was no Loan outstanding.

The Loan contained a contingent interest feature in the event of default that was not clearly and closely related to the underlying note and met the definition of a derivative. The Company concluded that the fair value of this derivative was insignificant for all periods presented.

The Loan and Security Agreement contained negative and affirmative covenants, including covenants that restricted the ability of Rani LLC and its current and future subsidiaries' ability to, among other things, incur or prepay existing indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, and make changes in the nature of the business. The Loan and Security Agreement also contained certain objective events of default, including, without limitation, nonpayment of principal, interest or other obligations, violation of the covenants, insolvency, court ordered judgments, and change in control. The Loan and Security Agreement required Rani LLC to provide audited consolidated financial statements to the lenders no later than 120 days after year-end.

In July 2021, the Company repaid, in full, the $3.0 million of principal and approximately $0.5 million of final payment and fees under the Loan and Security Agreement resulting in a $0.7 million loss on extinguishment of debt recorded in the Company's condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021. Avenue Capital also waived their right to convert the outstanding principal into Series E Preferred Units.

Paycheck Protection Program Loan

In April 2020, the Company received a $1.3 million small business loan under the Paycheck Protection Program (“PPP Loan”) as part of the CARES Act. The PPP Loan was due to mature in April 2022, and bore interest at a rate of 1.0% per annum. The PPP Loan was evidenced by a promissory note, which contained customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan could be prepaid at any time prior to maturity with no prepayment penalties.

The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments. In September 2021, the Company repaid in full the $1.3 million of principal and interest related to the PPP Loan.

12. Income Taxes

The Company is the managing member of Rani LLC and, as a result, consolidates the financial results of Rani LLC and its taxable subsidiary RMS in the unaudited condensed consolidated financial statements. Rani LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following the IPO and Organizational Transactions. As an entity classified as a partnership for tax purposes, Rani LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Rani LLC is passed through to, and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated to the Company, based on the Company's economic interest in Rani LLC. The Company's tax provision also includes the activity of RMS, which is taxed as a corporation for federal and state income tax purposes. The Company anticipates this structure to remain in existence for the foreseeable future.

The Company’s effective income tax rate was (0.22)% and (0.21)% for the three and nine months ended September 30, 2021, respectively, and (0.21)% for the three and nine months ended September 30, 2020. The Company has evaluated the positive and negative evidence surrounding the realization of its deferred tax assets, including the Company’s history of losses, and under the applicable accounting standards determined that it is more-likely-than-not that the deferred tax assets will not be realized.

There were no material changes to uncertain tax positions for the three and nine months ended September 30, 2021 and 2020, and the Company does not anticipate material changes within the next 12 months.

The Company is party to a TRA with the Continuing LLC Owners (Note 2). As there have been no transactions which have occurred which would trigger a liability under this agreement, the Company has not recognized any deferred tax assets or liabilities related to this agreement as of September 30, 2021.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Therapeutics Holding, Inc. (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holding, Inc.	$(3,142)	$(3,142)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	19,437	19,437
Net loss per Class A common share attributable to Rani Therapeutics Holding, Inc.—basic and diluted	$(0.16)	$(0.16)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Therapeutics Holding, Inc.:

Nine Months Ended September 30,
2021
Paired Interests	29,290,391
Stock options	2,119,524
Class A Units of Rani LLC exchangeable for Class A common stock	1,545,811
Restricted stock units	597,500
Restricted stock awards	119,915
33,673,141

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be antidilutive for the three and nine months ended September 30, 2021. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holding, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, and our final prospectus filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated August 2, 2021 (the “Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this document, includes forward looking statements that involve risks, uncertainties, and assumptions. You should carefully read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this document for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion contains references to calendar year 2020 and the nine months ended September 30, 2020 and September 30, 2021, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiaries for the year ended December 31, 2020 and the nine months ended September 30, 2020 and 2021, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiaries.

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

Since our inception in 2012, we have devoted the majority of our resources to research and development, manufacturing automation and scaleup, and establishing our intellectual property portfolio. To date, we have financed our operations primarily through an initial public offering ("IPO"), private placements of our preferred units and the issuance of convertible promissory notes, with aggregate gross proceeds of $282.4 million, as well as revenue generated from evaluation agreements. We expect that our cash and cash equivalents of $129.7 million as of September 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. Our net losses were $28.7 million and $39.8 million for the three and nine months ended September 30, 2021, respectively, of which $3.1 million was attributable to Rani Therapeutics Holdings, Inc. for the three and nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $3.1 million. We expect to continue to incur significant losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Until such time as we can generate sufficient revenue from commercial product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings, or other capital sources, which may include strategic collaborations or other arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

As is common with biotechnology companies, we rely on third-party suppliers for the supply of raw materials and active pharmaceutical ingredients ("APIs") required for the production of our product candidates. In addition, we work with third parties to manufacture and develop biologics for inclusion in the RaniPill capsule. Design work, prototyping and pilot manufacturing are performed in-house, and we have utilized third-party engineering firms to assist with the design of manufacturing lines that support our supply of the RaniPill capsule. Certain of our suppliers of components and materials are single source suppliers. We believe our vertically integrated manufacturing strategy will offer significant advantages, including rapid product iteration, control over our product quality and the ability to rapidly scale our manufacturing capacity. This capability also allows us to develop future generations of products while maintaining the confidentiality of our intellectual property. Our vertically integrated manufacturing strategy will result in material future capital outlays and fixed costs related to constructing and operating a manufacturing facility. We have and plan to continue to invest in automated manufacturing production lines for the RaniPill capsule. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those projects related to our assets determined to not have an alternative future use have been expensed as research and development costs.

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

Organizational Transactions

The Company was incorporated in April 2021 and formed for the purpose of facilitating the initial public offering ("IPO") in order to carry on the Company’s business. In connection with the IPO, the Company became a holding company and its principal asset is the Class A common units (“Class A Units”) of Rani Therapeutics, LLC ("Rani LLC") that it owns. As the sole managing member of Rani LLC, the Company operates and controls all of Rani LLC’s operations, and through Rani LLC and its subsidiary, conducts all of Rani LLC’s business and the financial results of Rani LLC and its consolidated subsidiary will be included in the consolidated financial statements of the Company.

Rani LLC has been, and after the IPO continues to be, treated as a pass-through entity for U.S. federal and state income tax purposes and accordingly has not been subject to U.S. federal or state income tax. The wholly owned subsidiary of Rani LLC, Rani Management Services, Inc. ("RMS"), which was incorporated in 2019, is taxed as a corporation for U.S. federal and most applicable state, local income tax and foreign tax purposes. As a result of its ownership of interests in Rani LLC ("LLC Interests"), the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Rani LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we are required to make payments under the Tax Receivable Agreement with certain of the individuals and entities that continue to hold interests in Rani LLC after the IPO (the "Continuing LLC Owners"). Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Interests exchanges, and the resulting amounts we will likely pay out to the Continuing LLC Owners pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial in the event we are profitable.

Components of Results of Operations

Contract Revenue

To date, we have not generated any revenue from commercial product sales and do not expect to generate any revenue from the sale of commercial products in the foreseeable future. Our only revenue has been derived from the evaluation agreements, which are recorded as contract revenue. As of September 30, 2021, we had no active evaluation agreements, and therefore we expect that our revenue for the next several years will be derived from any new agreements that we may enter into in the future.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, equity-based compensation, and benefits) for personnel in executive, finance, accounting, legal, corporate and business development, and other administrative functions. General and administrative expenses also include legal fees relating to corporate matters, professional fees paid for accounting, auditing, consulting, tax, and administrative consulting services, insurance costs, travel expenses, marketing expenses, and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income on our cash and cash equivalents and income (expense) associated with re-measurements of the estimated fair value of preferred unit warrants and loss on the extinguishment of debt.

Relationship with InCube Labs

Services Agreements

In January 2019, we entered into a one year service agreement with InCube Labs, LLC ("ICL"), the majority holder of the Company's common units and a related party. This agreement was amended in January 2020 to extend the period for an additional year and expired in December 2020. We are presently operating under a service agreement with ICL executed in June 2021, retroactive to January 1, 2021. We or ICL may terminate services under the service agreement upon 60 days' notice to the other party, except for occupancy which requires six months' notice. The service agreement specifies the scope of services to be provided by ICL as well as the methods for determining the costs of services for the year ended December 31, 2021. Costs are billed on a monthly basis and based upon the hours incurred by ICL employees working on our behalf as well as allocations of expenses based upon our utilization of ICL’s facilities and equipment.

In June 2021, RMS entered into the RMS-ICL Service Agreement effective January 1, 2021, pursuant to which ICL agreed to rent a specified portion of its facility to RMS. Additionally, RMS and ICL agreed to provide personnel services to the other upon requests based on rates specified in the agreement. The RMS-ICL Service Agreement has a 12-month term and will automatically renew for successive 12-month periods unless terminated. For the nine months ended September 30, 2021 and 2020, RMS charged ICL $0.3 million and $0.5 million for services performed, respectively, and such amounts charged were recorded as a reduction to research and development expense in the condensed consolidated statement of operations and comprehensive loss.

Our eligible employees are permitted to participate in ICL’s 401(k) Plan (“401(k) Plan”). Participation in the 401(k) Plan is offered for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements.

As of September 30, 2021, all of our facilities are owned by an entity affiliated with one of our directors, who is also the owner of ICL. We pay for the use of these facilities through the service agreement with ICL.

The table below details the amounts charged by ICL for services and rent, net of the amount that RMS charged ICL, which is included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$222	$(22)	$377	$98
General and administrative	149	174	516	625
Total	$371	$152	$893	$723

Equity-Based Compensation

In connection with the IPO and Organizational Transactions, the Company effectuated an exchange of all outstanding Profits Interests into Class A Units including certain Profits Interests related to ICL and its affiliates ("ICL Holders"). Upon the IPO and Organizational Transactions, the performance condition was met for all Profits Interest no longer subject to a service based vesting condition resulting in the recognition of compensation cost associated with these awards. ICL Holders of 919,282 Class A Units exchanged 854,807 such units for the Company's Class A common stock, the remaining 64,475 Class A Units of Rani LLC continue to be outstanding and are exchangeable for the Company's Class A common stock at the option of the ICL Holders.

The following table summarizes the components of equity-based compensation expense recorded in the condensed consolidated statement of operations and comprehensive loss related to awards granted to employees of ICL and its affiliates by the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$644	—	$644	—
General and administrative	2,947	—	2,947	—
Total	$3,591	—	$3,591	—

Financing activity

From inception to December 31, 2017, we advanced funds to ICL, and ICL made payments directly to certain vendors on behalf of us. We have reimbursed ICL for all such payments at cost on a monthly basis. In June 2017, we converted the outstanding advances of $6.6 million to ICL into notes receivable. The notes provided for interest at 1.97% compounded annually, loan fees of 2.75% and were payable upon demand to us any time after January 1, 2024. During 2020, we received $1.0 million in payments for interest and repayment of principal on the ICL notes receivable. During the nine months ended September 30, 2020, payments for interest and repayment of principal on the ICL note receivable was insignificant. During the nine months ended September 30, 2021, we received $1.7 million for interest and principal on the ICL notes receivable. As of December 31, 2020, $1.7 million of the notes were outstanding. The outstanding balance, including all accrued interest, was fully repaid in March 2021.

In December 2020, we amended the terms of certain expired warrants to purchase Series B units (the "Series B Warrants"), issued to InCube Ventures II, LP ("ICV II"), a related party and entity affiliated with ICL, by extending its exercise period for an additional two years. In December 2020, ICV II elected to cashless exercise all of their Series B Warrants and Rani LLC issued 51,341 Series B units.

Exclusive License Agreement

In June 2021, we and ICL entered into an Amended and Restated Exclusive License Agreement which replaces the 2012 Exclusive License Agreement, as amended in 2013, and terminates the Intellectual Property Agreement, as amended in June 2013. Under the Amended and Restated License Agreement, we will have a fully paid, exclusive license under certain scheduled patents related to optional features of the device and certain other scheduled patents to exploit products covered by those patents in the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine. We will cover patent-related expenses and, after a certain period, we will have the right to acquire four specified U.S. patent families from ICL by making a one-time payment of $0.3 million to ICL for each U.S. patent family that the Company desires to acquire, up to $1.0 million in the aggregate. This payment will not become an obligation until the fifth anniversary of the Amended and Restated Exclusive License Agreement. The Amended and Restated Exclusive License Agreement will terminate when there are no remaining valid claims of the patents licensed under the Amended and Restated Exclusive License Agreement. Additionally, we

may terminate the Amended and Restated Exclusive License Agreement in its entirety or as to any particular licensed patent upon notification to ICL of such intent to terminate.

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

Tax Receivable Agreement

Certain parties to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions, are related parties of the Company. The TRA provides that the Company pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests.

Registration Rights Agreement

In connection with the IPO, we entered into a Registration Rights Agreement with the Continuing LLC Owners, including ICL. The Registration Rights Agreement provides the Continuing LLC Owners certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, the Continuing LLC Owners can require us to register under the Securities Act shares of Class A common stock issuable to them upon, at our election, redemption or exchange of their LLC Interests, and the Former LLC Owners can require us to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of Class A common stock issued to them in connection with the Organizational Transactions. The Registration Rights Agreement also provides for piggyback registration rights for the Continuing LLC Owners.

Rani LLC Agreement

The Company operates its business through Rani LLC and its subsidiary. In connection with the IPO, the Company and the Continuing LLC Owners, including ICL, entered into the Rani LLC Agreement. The operations of Rani LLC, and the rights and obligations of the holders of LLC Interests, are set forth in the Rani LLC Agreement. As a Continuing LLC Owner, ICL is entitled to exchange, subject to the terms of the Rani LLC Agreement, Paired Interests for Class A common stock of the Company; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. No exchanges with ICL of Paired Interests occurred during the three and nine months ended September 30, 2021.

Future Public Company Expenses

As a result of the IPO, we expect our operating expenses to increase. We expect our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs reported within general and administrative to increase as we establish more comprehensive compliance and governance functions, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002 and prepare and distribute periodic reports as required by the rules and regulations of the SEC. As a result, our historical results of operations may not be indicative of our results of operations in future periods.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2021	2020
Contract revenue	$—	$108
Operating expenses
Research and development	11,959	2,090
General and administrative	15,822	845
Total operating expenses	$27,781	$2,935
Loss from operations	(27,781)	(2,827)
Other income (expense), net
Interest income	13	13
Loss on extinguishment of debt	(700)	—
Interest expense and other, net	(110)	(64)
Change in estimated fair value of preferred unit warrant	(85)	—
Loss before income taxes	(28,663)	(2,878)
Income tax expense	(37)	(5)
Net loss and comprehensive loss	$(28,700)	$(2,883)
Net loss attributable to non-controlling interest	(25,558)	(2,883)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(3,142)	$—

Contract Revenue

Contract revenue was $0.1 million for the three months ended September 30, 2020, which was attributable to our evaluation agreement with Takeda. In May 2021, we received notice from Takeda as to their intent to terminate the contract for convenience and as such we did not have any revenues for the three months ended September 30, 2021.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended September 30,
	2021	2020
Payroll, equity-based compensation and related benefits	$10,039	$1,334
Facilities, materials and supplies	1,005	542
Third-party services	812	180
Other	103	34
Total	$11,959	$2,090

Research and development expenses were $12.0 million for the three months ended September 30, 2021, compared to $2.1 million for the three months ended September 30, 2020. The change in research and development expense was attributed to an increase of $1.9 million in salaries and related benefit costs due to higher headcount, the equity-based compensation increased by $6.6 million attributed to the vesting and recognition of the Profits Interests expense in connection with the IPO and Organizational Transactions, and additional compensation as a result of a modification of certain Profits Interests, and increase in laboratory supplies of $0.4 million and third-party services of $0.6 million as a result of increasing research and development activities at the Company.

General and Administrative Expenses

General and administrative expenses were $15.8 million for the three months ended September 30, 2021, compared to $0.8 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, the equity-based compensation increased by $12.1 million attributed to the vesting and recognition of the Profits Interests expense in connection with the IPO and Organizational Transactions, and additional compensation as a result of a modification of certain Profits Interests, professional and consulting services expense increased by $1.1 million primarily due to the costs associated with preparing to operate as a public company, salaries and related benefits increased by $1.2 million due to higher headcount, and facility costs increased $0.5 million to support the increase in headcount.

Other Income (Expense), Net

Other expense, net, was $0.9 million for the three months ended September 30, 2021, which related to $0.7 million of loss on the extinguishment of debt in July 2021, $0.1 million of interest expense on the debt, and $0.1 million due to the increase in the estimated fair value of the Series E preferred unit warrants prior to their conversion. Other expense, net, for the three months ended September 30, 2020 was primarily comprised of interest expense on the debt which was entered into in the third quarter of 2020.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2021	2020
Contract revenue	$2,717	$252
Operating expenses
Research and development	19,065	8,708
General and administrative	21,889	3,144
Total operating expenses	$40,954	$11,852
Loss from operations	(38,237)	(11,600)
Other income (expense), net
Interest income	73	87
Loss on extinguishment of debt	(700)	—
Interest expense and other, net	(467)	(66)
Change in estimated fair value of preferred unit warrant	(371)	655
Loss before income taxes	(39,702)	(10,924)
Income tax expense	(81)	(23)
Net loss and comprehensive loss	$(39,783)	$(10,947)
Net loss attributable to non-controlling interest	(36,641)	(10,947)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(3,142)	$—

Contract Revenue

Contract revenue was $2.7 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively, which was attributable to the evaluation agreement with Takeda. In 2021, $0.7 million of revenue related to the timing of work performed under the agreement. In May 2021, we received notice from Takeda as to their intent to terminate the contract for convenience. The termination of the contract was considered a modification of the arrangement, and the deferred revenue remaining of $2.0 million under this agreement was fully recognized in the second quarter of 2021.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Nine Months Ended September 30,
	2021	2020
Payroll, equity-based compensation and related benefits	$15,139	$4,652
Facilities, materials and supplies	2,541	1,745
Third-party services	1,172	2,243
Other	213	68
Total	$19,065	$8,708

Research and development expenses were $19.1 million for the nine months ended September 30, 2021, compared to $8.7 million for the nine months ended September 30, 2020. The change in research and development expense was attributed to an increase of $3.4 million in salaries and related benefit costs due to higher headcount, equity-based compensation of $6.9 million attributed to the vesting and recognition of the Profits Interests expense in connection with the IPO and Organizational Transactions, and additional compensation as a result of a modification of certain Profits Interests, and an increase in laboratory supplies of $0.7 million, partially offset by a reduction in third-party services of $1.1 million for the development of our manufacturing processes that occurred in 2020 and did not recur in 2021.

General and Administrative Expenses

General and administrative expenses were $21.9 million for the nine months ended September 30, 2021, compared to $3.1 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, our equity-based compensation expense increased by $12.5 million attributed to the vesting and recognition of the Profits Interests expense in connection with the IPO and Organizational Transactions, and additional compensation as a result of a modification of certain Profits Interests, professional and consulting services expense increased by $3.1 million primarily due to the costs associated with preparing to operate as a public company, and our payroll and related benefits increased by $2.0 million due to higher headcount, facility costs increased $0.8 million to support the higher headcount, and travel costs increased $1.0 million.

Other Income (Expense), Net

Other expense, net was $1.5 million for the nine months ended September 30, 2021, which primarily related to $0.7 million of loss on the extinguishment of debt in July 2021, $0.5 million of interest expense on the debt, and $0.4 million due to the increase in the estimated fair value of the Series E preferred unit warrants prior to their conversion. Other income, net, for the nine months ended September 30, 2020 was primarily due to the change in estimated fair value of the Series B preferred unit warrants.

Liquidity and Capital Resources

Source of Liquidity

Since our inception in 2012, we have not generated any revenue from commercial product sales and have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products, and we do not expect to generate revenue from sales of commercial products for several years, if at all. We anticipate that we will continue to incur net losses for the foreseeable future. Since our inception, we have devoted substantially all of our resources on organizing and staffing our company, business planning, research and development activities, including the RaniPill platform design, drug formulation, preclinical studies, clinical trials, manufacturing automation and scale up, establishing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through an IPO, private placements of our preferred units and the issuance of convertible promissory notes, with aggregate gross proceeds of $282.4 million, as well as revenue generated from evaluation agreements. As of September 30, 2021, we had cash and cash equivalents of $129.7 million. In August 2021, we raised net proceeds of $73.6 million from the IPO.

In April 2020, we received loan proceeds in the amount of approximately $1.3 million under the Paycheck Protection Program, established pursuant to the CARES Act, with Comerica Bank as the lender (the “PPP Loan”). We have used this loan for eligible purposes, including payroll, benefits, rent and utilities. The loan bore interest at 1.0% per annum. In September 2021, the Company repaid in full the $1.3 million of principal and interest related to the PPP Loan.

In September 2020, we entered into a secured convertible loan agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., for loan proceeds of up to $10.0 million. As of September 30, 2021, we had drawn down $3.0 million under the Avenue Loan Agreement. The Loan bore interest at a variable rate per annum equal to the sum of (i) the greater of (A) the Prime Rate and (B) three and one-quarter percent (3.25%), plus (ii) eight percent (8.00%), compounded monthly until its maturity date of September 1, 2023, at which time all outstanding principal and interest became due and payable in cash if not already converted. Our obligations under the Avenue Loan Agreement were secured by a first priority security interest in substantially all of our assets. In connection with the Avenue Loan Agreement, we issued warrants of 118,929 units of Series E preferred units (the "Series E Warrants"). The Series E Warrants were exercisable for a period of seven years from the date of grant at an exercise price of $7.1471 per unit. The loan was convertible at the option of the holder into our Series E convertible preferred units. In July 2021, we repaid in full the $3.0 million of principal and approximately $0.5 million of final payment and fees under the Avenue Loan Agreement.

In October 2020, we entered into the Fourth Amended and Restated Operating Agreement, which authorized the sale and issuance of up to 10,493,767 Series E Preferred Units. As of September 30, 2021, we had issued the total authorized amount at a price of $7.1471 for gross proceeds of $75.0 million. In conjunction with the IPO and Organizational Transactions the Series E warrants were settled with 62,877 shares of the Company's Class A common stock.

After completion of the IPO, the Company became a holding company and has no material assets other than its ownership of LLC Interests. The Company has no independent means of generating revenue. The limited liability company agreement of Rani LLC that went into effect at the closing the IPO provides that certain distributions will be made to cover the taxes of the owners of

LLC Interests and the Company's obligations under the Tax Receivable Agreement which was entered into with certain of the Continuing LLC Owners.

Tax Receivable Agreement

We entered into a Tax Receivable Agreement with certain of the Continuing LLC Owners in August 2021 in connection with the IPO. The Tax Receivable Agreement provides for our payment to certain of the Continuing LLC Owners of 85% of the amount of tax benefits, if any, that we are deemed to realize as a result of any basis adjustments and certain other tax benefits arising from payments under the Tax Receivable Agreement. We will have in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of LLC Interests for shares of our Class A common stock or cash occurs. These Tax Receivable Agreement payments are not conditioned upon any continued ownership interest in either the Company or Rani LLC by such Continuing LLC Owners. The rights of such Continuing LLC Owners under the Tax Receivable Agreement are assignable to transferees of their LLC Interests (other than the Company as transferee pursuant to subsequent redemptions (or exchanges) of the transferred LLC Interests). We expect to benefit from the remaining 15% of tax benefits, if any, that we may realize. Due to the uncertainty of various factors, we cannot precisely quantify the tax benefits we may realize as a result of LLC Interest exchanges and the resulting amounts we may need to pay out to certain of the Continuing LLC Owners pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial.

As there have been no transactions which have occurred which would trigger a liability under this agreement, we have not recognized any deferred tax assets or liabilities related to this agreement as of September 30, 2021.

Future Funding Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development of the RaniPill capsule and because the extent to which we may enter into strategic collaborations or other arrangements with third parties for development of the RaniPill capsule is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

To date, we have not generated any commercial product revenue. We do not expect to generate any commercial product revenue unless and until we obtain regulatory approval and commercialize any of our commercial product candidates, and we do not know when, or if at all, that will occur. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our programs, manufacturing automation and scaleup, and general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance the RaniPill capsule. In addition, we expect to incur additional costs operating as a public company.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(20,796)	$(8,260)
Net cash used in investing activities	(235)	(944)
Net cash provided by financing activities	77,716	4,035
Net increase (decrease) in cash and cash equivalents	$56,685	$(5,169)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $20.8 million, which was primarily attributable to a net loss and comprehensive loss of $39.8 million, partially offset by the equity-based compensation expense of $19.4 million, loss on the extinguishment of the debt of $0.7 million, non-cash depreciation and amortization of $0.4 million, and change in the estimated fair value of our preferred unit warrant liability of $0.4 million.

Additionally there was an increase of $2.5 million in prepaid expenses and other assets, a decrease in accrued expenses of $2.3 million, and a decrease in deferred revenue of $2.7 million.

Net cash used in operating activities for the nine months ended September 30, 2020 was $8.3 million, which was primarily attributable to a net loss of $10.9 million, partially offset by the change in the estimated fair value of our preferred unit warrant liability of $0.7 million, non-cash depreciation and amortization of $0.4 million, a decrease in accounts payable of $1.9 million, the payment of the related party payable balance of $1.6 million, and an increase in deferred revenue of $2.7 million.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $0.2 million, consisting solely of purchases of property and equipment.

For the nine months ended September 30, 2020, net cash used in investing activities was $0.9 million, consisting solely of purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2021, cash provided by financing activities was approximately $77.7 million, consisting of the proceeds from the issuance of Class A common stock sold in the IPO for net proceeds of $74.2 million, the sale and issuance of 884,276 units of our Series E Preferred Units for net proceeds of $6.3 million, and $1.7 million of principal payments received from our related party notes receivable, partially offset by repayment of the PPP Loan of $1.3 million and repayment of the convertible loan of $3.3 million.

For the nine months ended September 30, 2020, cash provided by financing activities was approximately $4.0 million, consisting of proceeds from the PPP Loan of $1.3 million and proceeds from the issuance of the convertible loan for net proceeds of $2.7 million.

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

Other Information

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are electing to use this extended transition period and we will therefore comply with new or revised accounting standards on the earlier of (i) when they apply to private companies; or (ii) when we lose our emerging growth company status. As a result, our financial statements may not be comparable with companies that comply with public company effective dates for accounting standards. We also rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act unless we cease to be an emerging growth company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
As an organization, we recently completed our first Phase 1 clinical trial, have not submitted an investigational new drug application (“IND”) to the FDA and we have never conducted later-stage clinical trials or submitted a Biologics License Application ("BLA"), and may be unable to do so for any of our product candidates.
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

We have incurred significant operating losses since our formation in 2012. Our net loss and comprehensive loss for the year ended December 31, 2020 and the nine months ended September 30, 2021 was approximately $16.7 million and $39.8 million, respectively, of which $3.1 million was attributable to Rani Therapeutics Holdings, Inc. for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $3.1 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders, deficit and working capital. The majority of our losses have resulted from expenses incurred in connection with research and development, manufacturing automation and scaleup, and establishing our intellectual property portfolio. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue incurring significant research, development, manufacturing and other expenses related to our ongoing business operations and product development, and as a result, we expect to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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

Based on our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated. Our existing capital resources, including the net proceeds from our IPO, will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform and seek regulatory approval thereof, to complete the clinical development of our intended biologics for use within the RaniPill capsule, to expand our manufacturing capabilities and to commercialize any of our product candidates.

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

We are in the early stages of our development efforts and have only one product candidate, RT-101, in early clinical development. Our initial goal is to evaluate the safety of the RaniPill capsule, independent of any biologic, through a clinical trial conducted under an IDE. Any delays or setback in the clinical testing of the RaniPill capsule independent of any biologic, could delay or prevent the clinical testing of any of our current or future product candidates. We completed a Phase 1 clinical trial of RT-101, the RaniPill capsule containing octreotide, in Australia to evaluate safety as a primary endpoint and bioavailability as a secondary endpoint. Our other product candidates are still in the formulation and preclinical stages. We intend to initiate Phase 1 clinical trials for certain of these product candidates in 2022 and in 2023. We will need to progress these product candidates through IND-enabling studies and submit INDs to the FDA prior to initiating their clinical development. None of our product candidates have advanced into a pivotal study.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 ("Tax Act"), included a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On June 17, 2021, the United States Supreme Court dismissed such constitutional challenge to the ACA on grounds that the plaintiffs’ were not able to prove that they were harmed by the law. President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotherapeutics and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical, engineering and regulatory personnel. We are highly dependent on our founder and Executive Chairman, Mir Imran, and our existing senior management team. We are not aware of any present intention of any of these individuals to leave us. All of our employees may terminate their employment with us at any time, with or without notice. In addition, we manufacture the RaniPill capsule internally. As a result, we rely and will continue to rely on highly qualified manufacturing personnel to manufacture the RaniPill capsule. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our manufacturing efforts as well as our business, financial condition and prospects. Our success depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management training and skills.

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

As of September 30, 2021, we had 91 full-time employees. As our development and commercialization plans and strategies develop and we operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Additionally, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more may be authorized. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our planned clinical trials, which could lead to delays in these trials.

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

Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our interest in Rani LLC. Accordingly, we will depend on distributions from Rani LLC to pay our taxes, expenses (including payments under the Tax Receivable Agreement) and dividends. Rani’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Interests of Rani LLC. As such, we have no independent means of generating net sales or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of Rani LLC and its subsidiary and distributions we receive from Rani LLC. Rani LLC and its subsidiary may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions.

We anticipate that Rani LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Rani LLC and will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. Furthermore, our allocable share of Rani LLC’s net taxable income will increase over time as the Continuing LLC Owners redeem or exchange their LLC Interests for shares of our Class A common stock.

We intend, as its managing member, to cause Rani LLC to make cash distributions to the owners of LLC Interests, including us, in an amount sufficient to (i) fund their or our tax obligations in respect of allocations of taxable income from Rani LLC and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Rani LLC ’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Rani LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Rani LLC insolvent. In addition, for taxable years beginning after December 31, 2017, liability for adjustments to a partnership’s tax return can be imposed on the partnership itself in certain circumstances, absent an election to the contrary. Rani LLC could be subject to material liabilities pursuant to adjustments to its partnership tax returns if, for example, its calculations or allocations of taxable income or loss are incorrect, which also could limit its ability to make distributions to us.

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

Rani LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash as dividends on our Class A common stock, the Continuing LLC Owners would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon an exchange or redemption of their LLC Interests.

We will receive a portion of any distributions made by Rani LLC. Any cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our debt instruments), the Rani LLC operating agreement requires Rani LLC to make certain distributions to us and the Continuing LLC Owners, pro rata, to facilitate the payment of taxes with respect to the income of Rani LLC that is allocated to us and them. These distributions are based on an assumed tax rate, and to the extent the distributions we receive exceed the amounts we actually require to pay taxes, Tax Receivable Agreement payments, and other expenses, we will not be required to distribute such excess cash. Our board of directors may, in its sole discretion, choose to use such excess cash for any purpose, including (i) to make distributions to the holders of our Class A common stock, (ii) to acquire additional newly issued LLC Interests, and/or (iii) to repurchase outstanding shares of our Class A common stock. Unless and until our board of directors chooses, in its sole discretion, to declare a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

No adjustments to the redemption or exchange ratio of LLC Interests for shares of our Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent we do not distribute such cash as dividends on our Class A common stock and instead, for example, hold such cash balances, buy additional LLC Interests or lend them to Rani LLC, this may result in shares of our Class A common stock increasing in value relative to the LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in redemption of or exchange for their LLC Interests or if we acquire additional LLC Interests (whether from Rani LLC or from holders of LLC Interests) at a price based on the market price of our Class A common stock at the time.

The Tax Receivable Agreement with certain of the Continuing LLC Owners requires us to make cash payments to them in respect of certain benefits to which we may become entitled. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.

We are a party to the Tax Receivable Agreement with certain of the Continuing LLC Owners. Under the Tax Receivable Agreement, we will be required to make cash payments to certain of the Continuing LLC Owners equal to 85% of the tax benefits, if any, that we are deemed to realize (calculated using certain assumptions) as a result of (i) increases in the tax basis of assets of Rani resulting from (a) any future redemptions or exchanges of LLC Interests and (b) payments under the Tax Receivable Agreement and (ii) certain other tax benefits arising from payments under the Tax Receivable Agreement. While the actual amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, future tax rates, and the amount and timing of our taxable income (prior to taking into account the tax depreciation or amortization deductions arising from the basis adjustments), we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Rani LLC attributable to our interests in Rani LLC, during the expected term of the Tax Receivable Agreement, the payments that we may make to certain of the Continuing LLC Owners could be significant. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Source of Liquidity” for further information.

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

If we were deemed to be an investment company under the 1940 Act as a result of our ownership of Rani LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could adversely affect our business, results of operations and financial condition.

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

As the sole managing member of Rani LLC, we will control and operate Rani LLC. On that basis, we believe that our interest in Rani LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Rani LLC, our interest in Rani LLC could be deemed an “investment security” for purposes of the 1940 Act.

We and Rani LLC intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could adversely affect our business, results of operations and financial condition.

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

Certain of the Continuing LLC Owners control approximately 94% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. These Continuing LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. These Continuing LLC Owners are able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of these Continuing LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, these Continuing LLC Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration these Continuing LLC Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

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

As of November 12, 2021, we have 19,711,874 outstanding shares of Class A common stock. Of these shares, only 7,666,667 shares of Class A common stock are freely tradable.

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

As of November 12, 2021, our named executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially hold approximately 64% of our outstanding stock, representing approximately 83% of our voting power. Therefore, these stockholders have substantial influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could, among other things, delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2021, we issued and sold the following unregistered securities:

On July 19, 2021, we issued 5,931 common units of Rani LLC (that were subsequently exchanged for 3,136 shares of our Class A common stock) to a warrant holder upon full exercise of the warrants held by GV 2017, L.P. with an exercise price of $2.18 per unit for an aggregate purchase price of $12,930.

This transaction was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Securities

On July 29, 2021, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-257809), as amended, filed in connection with our IPO. In connection with the IPO, we issued and sold 7,666,667 shares of our Class A common stock, which included 1,000,000 shares sold pursuant to the full exercise by the underwriters of their option to purchase additional shares, at the initial public offering price to the public of $11.00 per share. The initial closing of the IPO occurred on August 3, 2021. The closing of the underwriters’ partial exercise of 500,000 shares of our Class A common stock occurred on August 11, 2021, and the closing of the underwriters’ exercise of their remaining option of 500,000 shares of our Class A common stock occurred on August 13, 2021. We received aggregate gross proceeds from the IPO of approximately $84.3 million, before deducting underwriting discounts and commissions of approximately $5.9 million and other expenses of approximately $4.8 million. BofA Securities, Inc., Stifel, Nicolaus & Company, Incorporated, Cantor Fitzgerald & Co. and Canaccord Genuity LLC acted as joint book-running managers for the offering. BTIG LLC acted as lead manager for the offering.

None of the expenses associated with the IPO were paid or are payable, directly or indirectly, to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates.

We used the proceeds from the IPO to purchase 7,666,667 newly issued Class A units of Rani LLC at a purchase price per LLC Interest equal to the IPO price per share of Class A common stock less the underwriting discounts and commissions. We have caused Rani LLC to use a portion of such proceeds to repay in full the $1.3 million of principal and interest related to the PPP Loan. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus.

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

Rani Therapeutics Holdings, Inc.

Date: November 15, 2021	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)