Form 10-K
period 2021-12-31
Rani Therapeutics Holdings, Inc.
filed 2022-03-31
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on The Nasdaq Stock Market LLC on July 30, 2021.

As of March 28, 2022, the registrant had 24,387,030 shares of Class A common stock, $0.0001 par value per share, outstanding, 24,773,286 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,387,471 shares of the registrant’s Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

Unless otherwise stated or the context otherwise requires, throughout this Annual Report on Form 10-K, the terms “we,” “us,” and “our,” and similar references refer to Rani Therapeutics Holdings, Inc. (“Rani Holdings”) and its consolidated subsidiaries, Rani Therapeutics, LLC (“Rani LLC”) and Rani Management Systems, Inc. (“RMS”).

We use Rani, Rani Therapeutics, RaniPill, the Rani Therapeutics logo, the R logo and other marks as trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and consolidated financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, manufacturing costs, regulatory approvals, development and advancement of our oral delivery technology, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “aim,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•
our ability to develop RaniPill HC or any redesign and conduct additional preclinical and clinical studies of any future design of the RaniPill capsule to accommodate target payloads that are larger than the payload capacity of the RaniPill capsule currently used for our product candidates;
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
•
our expectations regarding the impact of the COVID-19 pandemic and the conflict between Ukraine and Russia on our business;
•
developments relating to our competitors and our industry, including competing product candidates and therapies; and
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”), before making investment decisions regarding our Class A common stock. See “Special Note Regarding Forward-Looking Statements.”

•
We have a very limited operating history, have incurred operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue from commercial products or become profitable or, if we achieve profitability, we may not be able to sustain it.
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

•
We are early in our development efforts and have only two product candidates in early clinical development. All of our other product candidates are still in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development.
•
As an organization, we have completed only one phase 1 clinical trial, have not submitted an investigational new drug application, (“IND”), to the Food and Drug Administration (“FDA”), and we have never conducted later-stage clinical trials or submitted a Biologics License Application (“BLA”), and may be unable to do so for any of our product candidates.
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
•
We depend on third-party suppliers for key materials used in our manufacturing processes as well as for the manufacturing of active pharmaceutical ingredients (“APIs”) and drug substances. We do not have long-term supply arrangements in place for APIs and drug substances. The loss of third-party suppliers or their inability to supply us with adequate materials and APIs or drug substances could prevent or delay the conduct of our clinical trials and the commercialization of our products, if approved, and could harm our business.
•
Our new high-capacity oral delivery device, RaniPill HC, is in early stages of development, and it is subject to the inherent risks and uncertainties of developing a novel, innovative technology. Our efforts to develop RaniPill HC may not be successful.
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
•
Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could affect our ability to develop and commercialize RaniPill capsule, and otherwise negatively affect our operating results and business.
•
Our commercial success may depend in part on our ability to build and maintain our intellectual property portfolio.
•
We are a holding company and our principal asset is our interest in Rani LLC. Accordingly, we will depend on distributions from Rani LLC to pay our taxes, expenses (including payments under the Tax Receivable Agreement) and dividends. Rani LLC’s ability to make such distributions may be subject to various limitations and restrictions.

•
Rani LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash as dividends on our Class A common stock, the holders of units of Rani LLC would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon an exchange or redemption of their units of Rani LLC.
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

PART I

Item 1. Business

Overview

We are a clinical stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. We are advancing a portfolio of oral biologic therapeutics using our proprietary delivery technology.

We have developed and clinically tested a drug-agnostic oral delivery platform, the RaniPill capsule, which can deliver any drug, including large molecules such as peptides, proteins, and antibodies. The current RaniPill capsule can deliver up to a 3 mg dose of drug with high bioavailability. We are also developing a high-capacity version known as the RaniPill HC, which is in preclinical stage and which is intended to enable delivery of drug payloads up to 20 mg with high bioavailability. Our current RaniPill capsule is optimized to orally deliver a variety of biologic therapeutics, and we are advancing development of the RaniPill HC to address biologics with higher dosing requirements. Together, we believe that the current RaniPill capsule and RaniPill HC could enable us to deliver most biologics currently on the market via a convenient, oral daily dose.

We believe that our drug-agnostic and high bioavailability oral delivery technology positions us to be the leader in oral biologics.

In March 2022, we initiated a phase 1 clinical trial with RT-102, a RaniPill capsule containing our proprietary formulation of parathyroid hormone (“PTH”), in Australia. The study will compare pharmacokinetics of PTH administered via RaniPill capsule to PTH administered via subcutaneous injection. We previously completed a phase 1 clinical study with RT-101, a RaniPill capsule containing our proprietary formulation of octreotide, in Australia. The phase 1 study successfully achieved both its primary and secondary endpoints, demonstrating the safety and tolerability of RT-101 and achieving oral bioavailability of octreotide greater than 70%. No serious adverse events were reported.

Market segment and technology

More than half of the adult population of the U.S. has one or more chronic diseases. The affected population is expected to continue to grow as the population ages. Chronic conditions, including cancers, cardiovascular diseases, autoimmune diseases, and metabolic disorders, are increasingly being treated with biologics. In 2021, six of the ten highest revenue-producing drugs in the world were biologics. Current treatments using biologics are primarily via injection.

Biologics, the fastest growing segment of the drug industry, refers to a broad class of drugs that are derived from living sources. Biologics are distinguished from small molecules, like aspirin, which derive from chemistry. Biologics include, for example, recombinant therapeutic proteins, peptides, and monoclonal antibodies, as well as cell and gene therapies. In 2019, worldwide sales of biologics were estimated to have reached approximately $269.0 billion and are projected to reach $465.0 billion by 2023.

Biologics must generally be administered through intravenous, intramuscular, or subcutaneous injection. Patient aversion to injections has promoted a significant interest in the development of solutions to enable the oral delivery of biologics. However, a significant hurdle is the ability to achieve sufficient bioavailability with oral biologics to produce an intended therapeutic effect. Bioavailability refers to the proportion of a delivered dose that reaches the bloodstream in active form. Attempts at oral delivery of biotherapeutics have remained largely unsuccessful due to the rapid degradation and digestion of biologics in the gastrointestinal (“GI”) environment before they can be absorbed into the bloodstream.

Our solution is our novel, proprietary and patented platform technology referred to as the RaniPill capsule, an orally ingestible pill designed to automatically deploy in the small intestine to administer a precise therapeutic dose of a biologic into the intestinal wall. Our several preclinical studies and clinical trials have demonstrated bioavailability of dosing via the RaniPill capsule that is generally comparable to dosing subcutaneously, with high dosing accuracy: this level of bioavailability is significantly higher than any that has been demonstrated with respect to others’ attempts at oral delivery of biologics.

We are pursuing a number of clinical and preclinical pipeline programs utilizing our current RaniPill capsule. In addition, our newly designed high-capacity oral biologic delivery device, the RaniPill HC, has the potential to deliver 500%-plus higher payloads than our current RaniPill capsule. We believe this is a significant breakthrough in drug delivery with the potential to provide expansive opportunities for the company, such that we could potentially pursue a daily dosing option for over 50 additional biologics, for internal development or through partnership, including such biologics as pembrolizumab, etanercept, trastuzumab and secukinumab. We believe that oral biologics utilizing our RaniPill technology have the potential to disrupt the large and growing biologics market.

Organizational Transactions

Rani Holdings was formed as a Delaware corporation in April 2021 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, to facilitate certain organizational transactions, and to operate the business of Rani LLC and its consolidated subsidiary RMS. In connection with the IPO, we established a holding company structure with Rani Holdings as a holding company and its principal asset is the Class A common units (“Class A Units”) of Rani LLC that it owns. As the sole managing member of Rani LLC, Rani Holdings operates and controls all of Rani LLC’s operations, and through Rani LLC and its subsidiary, conducts all of Rani LLC’s business.

In connection with the IPO, we were party to the following organizational transactions (the “Organizational Transactions”):

•
Amended and restated Rani LLC’s operating agreement (the “Rani LLC Agreement”) to appoint Rani Holdings as the sole managing member of Rani LLC and effectuated an exchange of all outstanding interests in Rani LLC into Class A Units and an equal number of voting noneconomic Class B units.
•
Amended and restated our certificate of incorporation to provide for the issuance of (i) Class A common stock, each share of which entitles its holders to one vote per share, (ii) Class B common stock, each share of which entitles its holders to 10 votes per share on all matters presented to the Company's stockholders, (iii) Class C common stock, which has no voting rights, except as otherwise required by law and (iv) preferred stock.
•
Certain holders of Class A Units tendered their Class A Units for shares of our Class A common stock. Certain holders of Class A Units continued to hold such Class A Units (“Continuing LLC Owners”) and received shares of our Class B common stock.
•
Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of our Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at our election, we may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if we, at the election of the Continuing LLC Owners, redeem or exchange such Paired Interest pursuant to the terms of the Rani LLC Agreement.
•
Entered into a registration rights agreement and tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with certain of the Continuing LLC Owners.

Our Strategy

Our strategic vision is to disrupt and expand the approximately $269.0 billion market currently served by injectable only therapeutic biologics. We plan to do this by developing and advancing oral biologics therapies. We are committed to delivering oral biologic solutions for patients living with burdensome chronic diseases. We believe that the RaniPill capsule will improve the lives of millions of patients with chronic diseases who currently depend on biologics available only as injections.

Our strategy includes the following aspects.

•
Pursue validated and commercially established market opportunities. We intend to pursue high-value markets with biologics that are already approved where we can develop our own differentiated products. We believe that these products will take market share from available therapies, while also expanding existing markets by reaching new patient populations that otherwise are not being treated by injectable biologics.
•
Establish the RaniPill capsule as a platform technology with regulatory authorities. We plan to demonstrate the safety and tolerability of the RaniPill capsule through clinical trials independent of any biologic. Data from these studies will be used to support subsequent regulatory applications for our product candidates.
•
Expand in-house manufacturing of the RaniPill capsule. We have vertically integrated our manufacturing, and plan to continue to scale and optimize our manufacturing processes by expanding our use of automation.

•
Invest in RaniPill capsule capabilities. We intend to become a leader in oral biologics by continuing to invest in our technology, such as by expanding payload capacity and developing novel biologic formulations to maximize the number of therapeutic targets and addressable markets.
•
Expand our reach by selectively entering into strategic partnerships. We are opportunistically exploring strategic partnerships to enable us to expand our commercial reach and enable oral administration of a broader array of biologics.
•
Continue to strengthen our intellectual property portfolio. Our patent portfolio has helped establish us as a leading oral biologics company. We plan to continue to innovate and expand our intellectual property by developing novel formulations and new applications of the RaniPill capsule.

Rani LLC was founded by Mir Imran, our Chairman of the Board, who continues to contribute to our strategic planning and product development. Mir Imran has a background in medicine and engineering, is a prolific inventor, and a serial entrepreneur, having founded more than 20 life sciences companies.

Our Platform Technology

Each of our product candidates is a RaniPill capsule containing a biologic. We may use the term RaniPill platform herein to refer to the physical structure and/or mechanisms of the RaniPill capsule absent a biologic.

Our clinically tested RaniPill delivery platform described below is intended to be capable of delivering up to a 3 mg dose of any drug. We are also developing a high-capacity version known as the RaniPill HC, which is in preclinical stage and which is intended to enable delivery of drug payloads up to 20 mg.

The RaniPill capsule

The RaniPill capsule is a versatile, drug-agnostic, orally ingestible pill approximately the size of a fish oil or calcium pill or a ‘000’-sized capsule.

The capsule includes a proprietary coating designed to withstand stomach acid but dissolve in the jejunum portion of the small intestine. Dissolution of the coating leads to a series of steps that result in a biologic being delivered into the highly vascularized wall of the small intestine so that the biologic can be absorbed into the vasculature and enter the bloodstream.

The following illustrations depict the clinically tested RaniPill capsule traversing through and deploying within a lumen of the intestine illustrated in cross section.

Panel A	Panel B	Panel C	Panel D

Panel A: As the RaniPill capsule exits the stomach and enters the small intestine, the higher pH environment of around 6.5 in the jejunum begins to dissolve the coating.

Panel B: Dissolution of the coating exposes a balloon in the RaniPill capsule to intestinal fluid which results in the balloon self-inflating.

Panel C: Inflation of the balloon orients a microneedle contained within the balloon approximately perpendicular to the intestinal wall. The pressure in the balloon delivers the microneedle, which is smaller than a grain of rice, into the intestinal wall. The microneedle dissolves in the moist tissue environment, and the drug is absorbed into the vasculature and thereby into the bloodstream.

Panel D: The balloon immediately deflates upon microneedle delivery and is excreted through normal digestive processes.

Features and advantages of the RaniPill capsule

The RaniPill capsule is a result of years of internal research activities to develop and optimize specialized components and systems that make up the RaniPill capsule. Several advanced features are included in the RaniPill capsule, providing what we believe to be significant and sustainable competitive advantages in the field of oral delivery of biologics. Some of the features and advantages of the RaniPill capsule are listed below.

•
High bioavailability and high dosing accuracy – Our studies conducted to date have demonstrated that the RaniPill capsule delivers biologics with bioavailability that is generally comparable to dosing subcutaneously, with high dosing accuracy. This level of bioavailability is similar to subcutaneous injection and is significantly higher than that of currently marketed chemistry-based oral biologics, the best attempts of which to our awareness have resulted in peptides being delivered with only low single-digit bioavailability.
•
Protective coating avoids deployment in the stomach – The proprietary protective coating formulation is pH-sensitive, enabling the RaniPill capsule to maintain its integrity through the acidic environment in the stomach for deployment in the small intestine.
•
Protection of the drug prior to delivery – The microneedle is protected from intestinal fluid until delivery, and then the rapid injection of the microneedle into the intestinal wall during delivery provides for little or no exposure of the microneedle to intestinal fluid. This technique serves to overcome the body’s natural mechanisms that break biologics down in the harsh GI environment and thus block biologics from reaching the blood stream from within the intestine.
•
Proprietary microneedle design preserves drug integrity and sterility – The proprietary dissolvable microneedle is made from injectable-grade, sterile materials. The microneedle is designed to accommodate in its hollow interior a biologic formed into a microtablet of up to 3 mg. Once exposed to body fluids, the microneedle begins to dissolve and expose the biologic for absorption into the vasculature. The sealed microneedle preserves the integrity and sterility of the biologic until the microneedle dissolves.
•
Delivery of the microneedle in both fed and fasted states – The RaniPill capsule is designed to deliver the microneedle even if the patient ingests the RaniPill capsule with or after a meal, which we expect will allow for more flexible dosing regimens and improved patient adherence to a given regimen.
•
Self-inflating balloon ensures reliable delivery – The proprietary self-inflating balloon is designed to provide optimal pressure to deliver the microneedle. In addition, the novel design of the balloon positions the microneedle approximately perpendicular to the intestinal wall for reliable drug delivery, with up to 80% drug delivery success observed in our clinical trial of RT-101. The self-inflating balloon has been designed to minimize GI discomfort.
•
Drug-agnostic design provides a standardized platform – The RaniPill capsule is designed to deliver any molecule irrespective of molecular mass. This allows a single platform design to be used with multiple drugs.
•
Optimized dosing regimen – Based on the confirmed patient preference for oral delivery alternatives, we expect better treatment adherence with oral dosing versus injections, thus enabling a more physician-selectable dosing regimen. For example, the RaniPill capsule may enable a regimen of small daily doses, versus larger less-frequent doses for injections prescribed to improve treatment adherence; small daily dosing may allow for therapeutic exposures to be maintained within a narrow range, whereas larger less frequent injection dosing can lead to large variations in therapeutic exposure, which can directly contribute to adverse events, loss of efficacy, and increased propensity for immunogenic response.

Studies underscoring the advantages of the RaniPill capsule

Platform study in humans confirming reliable deployment in fed and fasted states

An initial clinical assessment of the RaniPill capsule (without a drug) was conducted to evaluate the safety and tolerability of the platform and to compare device performance in fed and fasted states in twenty healthy volunteers, divided into two groups of ten. In one group, the RaniPill capsule was administered under fasting conditions, while the other group was given the RaniPill capsule 45 minutes after consumption of a standardized meal. X-ray imaging was used to monitor transit of the device as well as its deployment. The evaluation involved the use of capsules that were not equipped with a drug or needle. The goals of this study were tolerability and effects of food on the RaniPill capsule’s functionality, as measured by the time required for the RaniPill capsule to reach and deploy in the small intestine.

The total transit time for the RaniPill capsule was longer in the fed group than in the fasted group because the capsule remained in the stomach longer in the fed group. However, food did not impact the deployment time of the RaniPill capsule. This was confirmed via radiographic tracking which showed successful balloon inflation, indicating both that the protective coating dissolved as designed and the balloon inflated as designed, regardless of the presence of matter in the lumen of the intestinal tract.

No volunteers reported difficulty in swallowing the capsule, nor did any study participant report experiencing pain or sensing an awareness upon balloon deployment.

Patient and physician survey indicating strong preference for pills over injections even for infrequent dosing

We commissioned an independent third-party survey to investigate United States patient and physician preference for oral medications versus injections. The results clearly indicated that both patients and prescribing physicians would prefer pills to injections over a broad base of patient populations and treatment regimens. The results also indicate that a majority of physicians would be likely to prescribe an oral regimen as a first line therapy.

Across all patient groups, genders, ages, conditions treated, and severity of condition, there was a consistently strong preference for switching from injections to pills, even for infrequent injection regimens of up to six months.

The 611 responding patients were aged 18 years or older and presently using an injectable biologic to treat a condition. Six patient groups each included 100-103 patients with current primary treatment being injections of Simponi, Entyvio, Stelara, Prolia, Evenity, or Cosentyx. The 201 responding physicians, mostly endocrinologists and rheumatologists, were presently prescribing injectable biologics to their patients. The physicians answered questions regarding the biologics listed with respect to the patient groups as well as five additional biologics (Natpara, Forteo, Tymlos, Norditropin, and Genotropin).

The results of this extensive patient preference survey across a large and varied patient population are consistent with the results obtained from our prior patient preference survey showing, for example, that 88% of rheumatoid arthritis patients taking Humira injections once every two weeks would prefer a daily pill and 76% of patients taking Prolia once every six months would prefer a daily pill. In each patient group surveyed, at least 64% of respondents would prefer a daily pill to their current injectable treatment regimen.

Repeat-dose studies

We have conducted two seven-day repeat-dose studies in canines under GLP guidelines, with no safety issues or adverse events observed. These studies indicate the potential for safe, daily dosing with the RaniPill capsule.

Our Pipeline

The broad utility of the RaniPill capsule to enable the oral delivery of biologics reliably provides us with a range of attractive development opportunities. We have prioritized development based on specific scientific, developmental, regulatory, and commercial considerations to optimize our portfolio of targeted product candidates. Our internal development targets are focused on well-characterized molecules with attractive commercial characteristics. We believe selection of these targets will allow us to potentially accelerate product approval and market launch, while also broadening patient, provider, and payor acceptance of the RaniPill capsule.

We have tested the RaniPill capsule with several biologics, in numerous preclinical studies. In March 2022, we initiated testing of RT-102 in a Phase 1 clinical trial in Australia. Previously, we completed a Phase 1 clinical trial of RT-101 in Australia.

Below is a summary of our product candidate pipeline. We believe these drugs are compatible with our technology based on their dosage and dosing schedule. Most importantly, if clinical testing proves successful and our product candidates are approved by regulatory authorities, these products would give millions of patients a convenient, oral option to effectively manage their diseases. We may complement these programs with robust partnering activities to maximize the value inherent in the RaniPill capsule.

INDICATION(S)	FORMULATION	PRE-CLINICAL	PHASE 1	PHASE 2	PHASE 3	NEXT EXPECTED MILESTONE
CORE PROGRAMS							
RT-101	**NETs / Acromegaly***	Octreotide					Repeat Dose Platform Study in 2022
RT-102	**Osteoporosis**	PTH-OP					Topline Phase 1 data readout in 2H 2022
RT-105	**Psoriatic Arthritis**	Anti TNF-α Antibody					Initiate Phase 1 in 2023***
RT-109**	**GH Deficiency**	hGH					Initiate Phase 1 in 2H 2022***
RT-110	**Hypo-parathyroidism**	PTH-Hypo					Initiate Phase 1 in 2023***
COLLABORATION OPPORTUNITIES							
RT-104	**T2 Diabetes**	GLP-1 Mimetic					
RT-106	**T2 Diabetes**	Basal Insulin

RT-XXX refers to the RaniPill capsule containing a biologic in a proprietary Rani formulation.

* Each of these indications will require separate regulatory approvals.

**Changchun High & New Technology Industries will have a limited opportunity to negotiate for rights within China.

*** Timelines are subject to regulatory agency review delays.

RT-101: Octreotide for the treatment of NETs and acromegaly

Market overview and currently approved products

Octreotide, developed by Novartis AG and sold under the brand name Sandostatin, is a truncated and modified form of the human somatostatin. Somatostatin is a peptide hormone involved in the regulation of the endocrine system. It acts as an inhibitory hormone and influences hGH release, insulin and glucagon secretion, regional blood flow, gastric acid secretion, intestinal mobility, and neuronal activity. Octreotide is a more potent mimetic with a significantly longer half-life than naturally occurring somatostatin.

Octreotide is currently approved by the FDA and EMA for the symptomatic treatment of acromegaly, a disorder involving the secretion of excessive growth hormone, as well as carcinoid syndrome, a condition involving NETs of the GI tract. Current treatment using octreotide involves painful subcutaneous injections administered three to four times daily or an extended-release formulation via painful, deep intramuscular injections every four weeks. Despite the inconvenience of the current route of administration, the worldwide market for octreotide in 2020 was approximately $2.7 billion. A chemistry-based attempt to develop an oral version of octreotide for treatment of acromegaly (MYCAPSSA from Amryt Pharma) resulted in a product with less than 1% bioavailability, which, due to this low bioavailability, was approved only for maintenance therapy of acromegaly patients on a low (100 µg) dose.

The total patient population of NETs and acromegaly in the United States is estimated to be around 200,000. Approximately 12,000 new cases of NETs and 3,000 new cases of acromegaly are diagnosed annually in the United States. The worldwide market for injectable somatostatin analogs is approximately $6.0 billion annually across both indications.

Our solution: RT-101

We are developing RT-101, the RaniPill capsule containing our novel formulation of octreotide, for oral treatment of NETs and acromegaly. We have worldwide commercial rights to RT-101. We believe that the oral delivery route provided by RT-101 has the potential to take market share from injectables and expand oral delivery of octreotide beyond the limited reach of MYCAPSSA.

Preclinical studies

RT-101 Pharmacokinetic study

Pharmacokinetic (“PK”) profiles of octreotide delivered as RT-101 were obtained in conscious beagles, and compared to that of an equivalent IV dose of the commercially available product, Sandostatin®. All animals receiving RT-101 tolerated the oral administration of the capsule. For the RT-101 group, the average maximum concentration (“Cmax”) was 9.9 ± 1.2 ng/ml and average Tmax for the group was 22 ± 3 minutes after payload delivery. The average absolute bioavailability of octreotide delivered via RT-101 was 78%.

RT-101 seven-day repeat dose GLP study

Tolerability and reliability of RT-101 was assessed in a seven-day administration study in canines, under GLP guidelines. RT-101 was orally administered daily to test group animals, and control group animals received an enteric coated capsule containing nonpareil sugar. Blood samples were collected after each RT-101 dose was administered to confirm successful payload delivery by measuring plasma concentrations of the drug. Plasma samples analyzed from test group animals showed that 77% of the administered devices successfully delivered the drug, with seven of eight animals having at least five successful payload deliveries over the seven-day dosing period. RT-101 was well-tolerated by all animals in the study. There were no clinical adverse effects observed in either group throughout the study duration. The GI tract was critically evaluated in all animals and no significant macroscopic or microscopic abnormalities were observed in any animal. These results demonstrated that the RaniPill capsule can be consumed on a daily basis for seven days, deploy within the targeted region of the small intestine without causing any adverse clinical effects, and remnants can be excreted without complications.

Clinical trials

Endoscopic delivery of octreotide into the jejunum of healthy volunteers

To obtain early proof-of-concept data, we evaluated PK of Sandostatin® (a commercial formulation of octreotide) delivered via a direct injection into the jejunal wall to mimic the intended route of delivery by the RaniPill capsule. Results from this study, which involved five healthy volunteers, showed a highly similar PK profile of octreotide delivered by a direct injection into the intestinal wall to that obtained with RT-101 in its Phase 1 clinical trial. (See below RT-101 Phase 1 study). These data indicate that a change in formulation of octreotide from liquid to solid form did not significantly affect the PK of the drug.

RT-101 Phase 1 study

We conducted a Phase 1 clinical trial with RT-101 in 62 healthy subjects to evaluate safety and tolerability as primary endpoints and bioavailability as a secondary endpoint. Bioavailability of octreotide delivered via RT-101 was 65% relative to an intravenous control group. We believe this is the first demonstration of such high bioavailability of an oral biologic in humans. To date, the best published bioavailability for oral octreotide is approximately 1%. The results of the RT-101 Phase 1 clinical trial support the utility of the RaniPill capsule to deliver octreotide orally, and at levels of octreotide comparable to subcutaneous injection. In addition, the results indicate that the RaniPill capsule may be used for other biologics.

A similar study conducted in awake canines shows that the data from the canine model were consistent with the PK data obtained in humans, indicating that the canine is an appropriate model for octreotide.

Future clinical trials

We are currently optimizing the formulation for RT-101, to potentially enable once daily dosing. Once optimized, we will test and verify the formulation in appropriate animal models. Once the formulation is validated in preclinical studies, we plan to initiate clinical trials for the development of RT-101.

RT-102: Parathyroid hormone (PTH) for the treatment of osteoporosis

Market overview and currently approved products

Osteoporosis is a bone disease where bone mineral density and bone mass decreases, leading to a decrease in bone strength that can increase the risk of fractures. Osteoporosis affects women and men of all races and ethnic groups. Osteoporosis can occur at any age, although the risk for developing the disease increases with age.

PTH is an effective bone-building treatment for osteoporosis. PTH is a hormone secreted by the parathyroid glands that regulates serum calcium concentration and promotes bone growth. PTH therapies are delivered by daily subcutaneous injections for up to 2 years. Approximately 10 million Americans suffer from osteoporosis; however, we estimate that only a small fraction of this population is being treated with a form of PTH. While there may be other reasons for this, we believe that patient aversion to daily injections may be a major factor. As a result, non-bone-building and less effective antiresorptive drugs are used as first line therapies because they are available in oral form.

Teriparatide, a synthetic form of the natural human parathyroid hormone hPTH(1-34), is a PTH analog administered as a once-daily injection to treat osteoporosis, first developed by Eli Lilly and Company and sold under the brand name Forteo. Another PTH analog injectable is Tymlos by Radius Health, Inc., approved in 2017. A teriparatide biosimilar injectable by Pfenex, Inc. was approved in 2019. Annual sales revenue of PTH analogs and biosimilars globally in 2019 was approximately $2.0 billion.

Our solution: RT-102

We are developing RT-102, the RaniPill capsule containing our novel formulation of PTH, for oral treatment of osteoporosis. We have worldwide commercial rights to RT-102. In addition to the existing market, we believe there is an opportunity to expand the market by advancing RT-102 as a first line therapy for osteoporosis.

Preclinical studies

Dose escalation study

We conducted a preclinical study with RT-102 where PK of PTH was determined in awake beagles at varying dosage levels of teriparatide formulation. Reference PK curves were also generated using Forteo administered at the approved dose and route of delivery of 20 µg subcutaneous liquid injection. Results of this study in terms of concentration-time profiles of hPTH(1-34) are provided in the following graph.

RT-102 yielded steep increases in concentration of PTH followed by a rapid decline to baseline levels, similar to the subcutaneous controls. Such a profile is desirable to produce an osteoanabolic effect. The overall duration of drug exposures remained short with drug concentrations returning to baseline levels within three hours. RT-102 was well tolerated by all animals with no significant adverse events noted at any of the doses tested.

Seven-day repeat dose GLP study with RT-102

Tolerability and reliability of RT-102 was assessed in a multi-day administration study in canines, under GLP guidelines. RT-102 was administered daily to eight test animals, and another four control animals received an enteric coated capsule containing nonpareil sugar followed by a seven-day washout period. Blood samples were collected after each RT-102 dose was administered to determine payload delivery by measuring plasma concentrations of the drug. The RaniPill capsule was well-tolerated by all animals in the study. Plasma samples analyzed from test group animals showed that 61% of the administered devices successfully delivered the drug. There were no clinical adverse effects observed in either group throughout the study duration. The GI tract was critically evaluated in all animals and no significant macroscopic abnormalities were observed in any animal.

Clinical trials

In March 2022, we initiated a Phase 1 clinical trial of RT-102 in Australia. The single-center, open label, Phase 1 study will evaluate the pharmacokinetics, safety, and tolerability of parathyroid hormone administered via the RaniPill capsule in healthy adult women volunteers. RT-102 will be ingested orally, administering a single dose of parathyroid hormone. Doses given will range from 20 to 80 μg.

RT-105: Anti-TNF-alpha antibody for the treatment of psoriatic arthritis

Market overview and currently approved products

Anti-TNF-alpha antibodies such as adalimumab are used to treat a range of inflammatory disorders and are among the largest selling class of pharmaceutical drugs globally as measured by revenue. Adalimumab, sold by AbbVie Inc. under the brand name Humira, generated sales of approximately $20.7 billion in 2021. Adalimumab is approved by the FDA and EMA to treat a range of autoimmune conditions, including psoriasis, rheumatoid arthritis, and Crohn’s disease. In the U.S. alone, there are an estimated 1.5 million patients with rheumatoid arthritis, 7 million with psoriasis, and 3 million with Crohn’s disease or ulcerative colitis. Currently, six Humira biosimilars have been approved by the FDA, but will not enter the U.S. market until 2023, per licensing agreements with the originator.

Patients who use adalimumab administer the drug through a painful subcutaneous injection once every two weeks. Despite the painful injections required to administer it, adalimumab was the best-selling drug globally in 2020.

Our solution: RT-105

We are developing RT-105, the RaniPill capsule containing our novel formulation of adalimumab, for oral treatment of a host of inflammatory conditions, beginning with treatment of psoriatic arthritis and later expanding to other indications for which TNF-alpha inhibitors are approved. We have worldwide commercial rights to RT-105. We believe that the development of an orally administered anti-TNF-alpha antibody represents a significant market opportunity.

Our preclinical studies and clinical trials with adalimumab have demonstrated the successful delivery of a large antibody via the RaniPill platform. Moreover, our studies indicate that serum concentrations comparable to the approved subcutaneous dosing method can achieved for antibody therapies using the RaniPill platform, providing compelling evidence that the RaniPill capsule could be a viable alternative to painful subcutaneous antibody injection therapies.

Preclinical studies

We evaluated the performance of RT-105 containing an adalimumab biosimilar in awake canines and compared it to the performance of the adalimumab biosimilar given by way of subcutaneous and intravenous injection. The PK profile for RT-105 was comparable to the profile for subcutaneous administration, and mean bioavailability for RT-105 was 49%, compared to 46% with subcutaneous injection.

Clinical trials

Endoscopic administration of adalimumab into the jejunum of healthy human volunteers

To assess whether the observations from preclinical studies regarding absorption of adalimumab through the intestinal wall translate to clinical trials, we conducted an endoscopic study in humans. The study involved 10 healthy volunteers and compared the PK of an approved formulation of adalimumab injected endoscopically into the jejunal intestinal wall, which mimics the RaniPill capsule route of administration, to that of an identical dose injected subcutaneously. Blood samples were obtained at prescribed intervals during a 14-day study period.

PK profiles were similar with no notable differences observed in either area under curve (“AUC”) or Cmax. The mean AUC was 62.7 ± 11.4 µg/ml*day*kg/mg for the subcutaneous group and 45.0 ± 29.0 µg/ml*day*kg/mg for the intrajejunal group. No serious adverse events were noted in this study, and adverse events of headache and flu-like symptoms after intrajejunal administration resolved within 48 hours. The results are consistent with data obtained in preclinical studies, confirming intrajejunal delivery as a viable route of delivery for adalimumab.

Phase 1

We plan to initiate a Phase 1 clinical trial of RT-105 in healthy volunteers in 2023.

RT-109: Human growth hormone (hGH) for the treatment of growth hormone deficiency

Market overview and currently approved products

Juvenile growth disorders and adult growth hormone deficiency affect between 30,000 and 80,000 people in the U.S. Growth hormone is a peptide that is secreted by the pituitary gland and promotes cell growth, proliferation, and regeneration. This anabolic hormone also stimulates insulin-like growth factor 1 which has growth enhancing effects on a broad set of tissues.

HGH is approved by the FDA for the treatment of growth hormone deficiency. A recombinant form of hGH is used to treat juvenile growth disorders and adult growth hormone deficiency. Treatment involves painful daily subcutaneous hGH injections often over multiple years. Genentech, Inc., now part of Roche Holding AG, pioneered the use of recombinant hGH, receiving FDA approval for its commercial sale in 1985. HGH is currently available from a number of sources and is sold by Eli Lilly and Company under the brand name Humatrope and by Genentech, Inc. under the brand name Nutropin. Worldwide sales of hGH were approximately $3.9 billion in 2020 and are projected to reach $9.2 billion by 2030.

Our solution: RT-109

We are developing RT-109, the RaniPill capsule containing our novel formulation of hGH, for oral treatment of growth hormone deficiency. We have worldwide commercial rights to RT-109. We have entered into an Evaluation and First Right of Refusal Agreement with Changchun High & New Technology Industries (“CCHN”), which includes limited rights to negotiate commercialization rights for RT-109 in China. Because patients typically need daily injections of hGH over several years, we believe that a once-daily oral version would transform treatment regimens for both pediatric and adult patients.

Preclinical studies

We are conducting preclinical PK studies with RT-109.

Clinical trials

We plan to initiate a Phase 1 clinical trial in healthy volunteers in the second half of 2022.

RT-110: PTH for the treatment of hypoparathyroidism

Market overview and currently approved products

Hypoparathyroidism is a rare condition of low levels of serum PTH resulting in low calcium levels in the blood. The prevalence of hypoparathyroidism in the United States is approximately 115,000 people. PTH is currently approved for the treatment of hypoparathyroidism by the FDA and EMA. PTH treatment requires lifelong daily injections but has suboptimal efficacy. Treatment of hypoparathyroidism is most effective with consistent and sustained plasma levels of PTH.

Our solution: RT-110

We are developing RT-110, the RaniPill capsule containing our second novel formulation of PTH, for oral treatment of hypoparathyroidism. We have worldwide commercial rights to RT-110. We believe that there is an unmet need for a delivery method more convenient than injection, and we further believe that the RaniPill capsule will provide for a treatment regimen that can better maintain consistent and sustained plasma levels of PTH than the current treatment regimen of daily PTH injections.

Preclinical studies

We are creating a sustained release formulation of RT-110 which will provide for continuous exposures of the hormone required to normalize the calcium imbalance in hypoparathyroidism patients. We plan to conduct preclinical PK studies of RT-110 prior to initiating human clinical studies.

Clinical trials

We plan to initiate a Phase 1 clinical trial in healthy volunteers in 2023.

Collaboration Opportunities

We envision complementing our core programs with robust partnering activities to maximize the value inherent in the RaniPill capsule.

One market segment for which we believe that the RaniPill capsule can add significant value is the treatment of diabetes. The CDC estimates that approximately 10% of the U.S. population have diabetes. Of these, 90% to 95% suffer from Type 2 diabetes, which is characterized by progressive hyperinsulinemia (pre-diabetes or insulin resistance) followed by hyperglycemia as a result of the body’s inability to properly respond to insulin and, eventually, produce sufficient insulin. Diabetes has no known cure and can give rise to a host of serious and often life-threatening complications, including cardiovascular disease, neuropathy, retinopathy, cognitive impairment, and stroke. This results in estimated economic costs totaling over $300.0 billion in the United States annually. Further, according to the CDC, about a third of Americans are pre-diabetic, a health condition in which blood glucose levels are higher than normal for long periods as a result of progressing insulin resistance.

In addition to the potential of the RaniPill capsule to replace treatment by injections, we believe that an oral treatment option could be adopted earlier in the treatment of diabetes or adopted to treat pre-diabetic patients, which could result in improved outcomes in the pre-diabetic and diabetic patient populations.

Due to the size, cost, and complexity of clinical trials required to address the diabetes market, our strategy is to partner with large pharmaceutical companies to create oral versions of injected diabetes drugs, such as GLP-1 mimetics and basal insulin.

RT-104: GLP-1 mimetic for the treatment of Type 2 diabetes

Market overview and currently approved products

GLP-1 mimetics are used to treat Type 2 diabetes by increasing insulin secretion and suppressing glucagon secretion. Several large pharmaceutical companies market GLP-1 mimetics, and the global combined sales of these were estimated to be $12.7 billion in 2020.

Our solution: RT-104

We are developing RT-104, the RaniPill capsule containing our novel formulation of a GLP-1 mimetic, for oral treatment of Type 2 diabetes. Based on a survey we commissioned, we found that 89% of endocrinologists prescribing GLP-1 mimetics were likely to switch their prescription to a once-daily pill if available, and we believe that RT-104 would be more appealing to patients than the presently available injectable form. We have worldwide commercial rights to RT-104.

Clinical trials

Clinical study with Byetta

We conducted a proof-of-concept study in humans with Byetta, a branded form of the GLP-1 mimetic exenatide. Five healthy subjects were dosed with Byetta via an intrajejunal injection to mimic the RT-104 route of administration and then, after a washout period, the subjects were dosed with a subcutaneous injection of Byetta. PK profiles of exenatide were similar between subcutaneous injection and intrajejunal injection. The AUC for intrajejunal injection was 27 ± 3 ng/ml*min and for subcutaneous injection was 23 ± 2 ng/ml*min. These data provide evidence that delivery of exenatide via the intrajejunal route of the RaniPill capsule will yield bioavailability similar to subcutaneous injections.

While we continue to optimize our formulation to increase drug half-life, we plan to pursue partnership opportunities with large pharmaceutical companies to further develop and commercialize RT-104.

RT-106: Basal insulin for the treatment of Type 2 diabetes

Market overview and currently approved products

In addition to oral anti-diabetic drugs and lifestyle changes, patients with advanced Type 2 diabetes manage their blood sugar by administering painful daily injections including one or both types of: (1) a single injection of a longer-acting insulin called basal insulin, which provides a steady baseline of insulin to offset insulin resistance and reduce hyperinsulinemia; and (2) a rapid-acting insulin called mealtime insulin, which is added in the later stages of the disease and injected several times daily approximately 20 to 30 minutes before the ingestion of a meal. Worldwide sales of basal insulin totaled an estimated $11.0 billion in 2019. Several long-acting insulin biosimilars are available in the market today.

We expect that the market for basal insulin would further expand in the currently unserved ‘pre-diabetic’ market segment if an oral version of basal insulin were available. Clinical research has indicated that early intervention with daily injections of basal insulin could prevent or slow down disease progression in pre-diabetic patients, as steady-state, low levels of insulin would reduce the hyperinsulinemia caused by insulin resistance. Despite this knowledge, pre-diabetic patients currently are not prescribed basal insulin or indeed any injectable as a first-line therapy, and instead are advised lifestyle changes and are prescribed only oral anti-diabetic drugs to manage the disease. However, in market research studies we commissioned, we found that approximately 81% of surveyed endocrinologists would initiate basal insulin therapy for diabetic patients earlier if an oral option were available and 87% of patients using insulin were likely to switch to a once-daily pill if available.

Our solution: RT-106

We are developing RT-106, the RaniPill capsule containing our novel formulation of basal insulin, for oral treatment of Type 2 diabetes. We have worldwide commercial rights to RT-106. We intend to pursue partnership opportunities with large pharmaceutical companies to co-develop and commercialize RT-106.

We believe that RT-106 would have significant benefit to the millions of people living with Type 2 diabetes who presently inject longer-acting basal insulin daily. Additionally, our RT-106 program aims to address the unserved pre-diabetic patients who would benefit from using basal insulin. Further, because of the solid form of the drug in the RaniPill capsule, generic or rapid acting insulin can be converted to a long-acting formulation using pharmaceutical approaches, enabling additional therapeutic regimen options.

Preclinical studies

As a proof-of-concept to demonstrate the viability of the RaniPill capsule to deliver insulin orally, we evaluated the efficacy of rapid-acting human insulin delivered via the RaniPill capsule in a preclinical study using anesthetized juvenile swine under a euglycemic glucose clamp. In this study, 20 IU of rapid-acting human insulin was delivered via the RaniPill capsule in one group and via subcutaneous injection in another group, and the associated PK and pharmacodynamic (“PD”) profiles compared. Serum samples were taken at frequent intervals over a seven-hour period to quantify serum insulin levels with glucose infusion rates adjusted to maintain plasma glucose levels between 60 and 80 mg/dl (euglycemic glucose clamp). The changes in glucose infusion rates reflect the glucose disposing action of insulin.

Results of this study demonstrate that rapid-acting insulin was successfully delivered via the RaniPill capsule, comparable to subcutaneous injection. The AUC for delivery via RaniPill capsule was 83± 18 and AUC for subcutaneous injection was 81 ± 10 pmol/L.min.

Our Regulatory Pathways

Test, approval, manufacture, and sale of our products are subject to federal, state, local, and foreign statutes and regulations. We, along with our third-party contractors, will be required to navigate the various preclinical, clinical, and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. We detail the U.S. regulatory pathway in this section. In the United States, the FDA regulates biologic products such as ours under the FDCA and the PHSA and their implementing regulations. Other jurisdictions will have somewhat different requirements.

FDA centers: CDRH, CBER, CDER, OCP

Each of our product candidates includes the RaniPill platform and a biologic. The RaniPill platform if marketed without a biologic would be classified by the FDA as a device regulated by the Center for Devices and Radiological Health (“CDRH”). A biologic if marketed without the RaniPill platform would be classified by the FDA as either a “biological product” regulated by the

Center for Biologics Evaluation and Research (“CBER”) or a “drug” regulated by the Center for Drug Evaluation and Research (“CDER”). The classification as biological product or drug would depend on the FDA’s definition of “biological product” with respect to the active ingredient of a product candidate at the time a request for regulatory license or approval is submitted to the FDA to market that product candidate. The FDA currently defines a biological product as “a virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, protein, or analogous product, or arsphenamine or derivative of arsphenamine (or any other trivalent organic arsenic compound), applicable to the prevention, treatment, or cure of a disease or condition of human beings,” and defines a protein as an “alpha amino acid polymer with a specific, defined sequence that is greater than 40 amino acids in size.”

Because our product candidates each include a device and a biologic, it is expected that each of our product candidates will be classified by the FDA as a combination product. The FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one center. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product, although the other centers may participate in review. The FDA has also established an Office of Combination Products, (“OCP”), which serves as a focal point for combination product issues for agency reviewers and industry. OCP is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

It is expected that most of our product candidates will include a biologic within the FDA’s definition of “biological product” and some of our product candidates may include a biologic that will be considered a “drug.” CDER is the lead center for review of therapeutic proteins at this time, thus most of our product candidates will have CDER as the lead center.

For each product candidate, we will perform numerous preclinical laboratory tests and animal studies, as well as perform human clinical trials. Preclinical laboratory tests, preclinical animal studies, and/or clinical trials may be ongoing concurrently for a product candidate in focused studies to assess various properties of a formulation and/or the platform of the product candidate. Animal studies require pre-approval by an independent IRB or ethics committee. Human studies in the United States require pre-approval by the FDA. For FDA approval of a human trial, if the trial will involve a biologic alone then an IND application will be needed, and if the trial will involve the RaniPill platform alone then an IDE application will be needed. For a clinical trial in which the RaniPill platform will be used in combination with a biologic, we must submit an IDE application if the lead center is CDRH or an IND application if the lead center is CBER or CDER. IND and IDE applications are discussed in more detail below.

Based on discussions with the FDA, we plan to test the RaniPill platform absent a biologic and create a Master File for the platform alone which can be referred to in subsequent FDA submissions.

Master file for the RaniPill platform

Our RaniPill platform will be used across multiple products and as such, the same device information may be applicable to and used to support multiple submissions to the FDA for our combination products. Based on discussions with the FDA and guidance we have received from CDRH and OCP, we intend to separately evaluate the safety and tolerability of the RaniPill capsule in an IDE study, absent a drug.

The IDE study is expected to confirm the safety results already obtained from the various studies we have performed, including repeat-dose GLP studies in canines. The IDE study will evaluate the safety and tolerability of the RaniPill capsule in an eight-week healthy volunteer study (n=40) with daily administration of a RaniPill capsule absent a biologic. The study will also evaluate the effect of food on the delivery performance of the RaniPill capsule.

After completion of the IDE study, we plan to create a Master File for the RaniPill platform with CDRH. The Master File would include at least facilities and manufacturing procedures and controls, verification and validation reports, biocompatibility test data, GLP canine study data, and IDE clinical trial data.

A master file is not itself approved by the FDA, but rather is a mechanism to provide information regarding the device constituent part when the same information is applicable to multiple approval submissions. The information in the RaniPill master file would be applicable to any of our product candidates and could be referenced in our IND, IDE, BLA, or NDA submissions.

Approval or license to market the RaniPill capsule

The FDA has specified a BLA path for seeking a license to market a biological product and an NDA path for seeking approval to market a drug. It is expected that most of our product candidates will follow the BLA path while some may follow the NDA path.

Our current pipeline includes well-characterized biologics that have been in clinical use for several years. We believe that we may be able to leverage the FDA’s prior conclusions of safety, purity, and potency for already-approved products in our own BLA or NDA. The degree to which we may be able to reduce the burden on our own development may depend on whether the API is the same as the original approved product. Additionally, because certain products originally approved under an NDA have been reclassified by the FDA and would now follow a BLA pathway, it is unclear whether conclusions regarding such reclassified products can be leveraged in our BLA submissions. We intend to have the scope of the leverage that will be available from already-approved biologics clarified on a product-by-product basis for each product candidate in pre-IND meetings with the FDA.

CBER and CDER may ask for additional testing for specific biologics, disease indications, or patient populations.

Additional information regarding regulatory pathways is provided in the “Government Regulation” section below.

Evaluation Agreements

Novartis evaluation agreement

In May 2015, we entered into an Evaluation and First Rights Agreement (the “Novartis Agreement”), with Novartis Pharmaceuticals Corporation, or Novartis, in which we agreed to perform certain specified research for Novartis to evaluate two specified Novartis compounds with our oral drug delivery technology. In August 2019 and July 2020, we amended the agreement to focus on one compound. Under the agreement, we granted Novartis an exclusive, fully paid-up license to the intellectual property it generates for the sole purpose of delivering that compound via any delivery route other than through use of any microtablet. Novartis will own intellectual property generated related to that compound and we will own all other intellectual property regardless of inventorship. We are currently in the process of completing our own internal testing of higher capacity payloads in the RaniPill capsule. Certain data from such testing was shared with Novartis pursuant to the July 2020 amendment. Following delivery of a report by us, Novartis will have a right of first negotiation to obtain rights to research, develop, manufacture, and commercialize a specified class of biologics formulated with our delivery technology (“Novartis Field”) for a period of four months. If we and Novartis do not reach an agreement in this period, for a period of another six months, Novartis will have the opportunity to make a topping bid on any third-party transaction proposal in the Novartis Field. Unless earlier terminated, the Novartis Agreement will expire upon the expiration of the last-to-expire time periods for which Novartis has a right of first negotiation or a right to make a topping bid. Prior to these periods, Novartis may terminate the Novartis Agreement at any time for convenience, and we and Novartis may terminate the Novartis Agreement for the other party’s uncured material breach.

Novartis has paid us an aggregate of $7.0 million under the Novartis Agreement as of December 31, 2021 and made an equity investment of approximately $5 million in our Series C preferred unit financing. As part of the Organizational Transactions, the Series C preferred units were exchanged for 404,638 Paired Interests. We do not expect any future payments under the Novartis Agreement unless we and Novartis negotiate a new agreement constructed around a higher-capacity payload system.

Takeda evaluation agreement

In November 2017, we entered into an Evaluation and First Rights Agreement (the “Takeda Agreement”) with Shire International GmbH, which was subsequently acquired by Takeda Pharmaceutical Company Limited (“Takeda”). This agreement is now terminated.

Changchun High & New Technology Industries evaluation agreement

In August 2017, we entered into an Evaluation and Right of First Refusal Agreement, or the CCHN Agreement, with CCHN in which we agreed to perform and share data from preclinical testing of RT-109. We will provide CCHN with reports and data resulting from our performance of our preclinical testing and CCHN will have a non-exclusive right to use this information in connection with specified activities. CCHN will own intellectual property generated under the CCHN Agreement that comprises of or relates to certain materials and assays provided by CCHN and we will own all other intellectual property generated under the CCHN Agreement. Following the completion of the evaluation program, we and CCHN will negotiate, for a period of 90 days, an agreement to provide CCHN with commercial rights for RT-109 in China. Additionally, we granted CCHN a right of first refusal with respect to commercial rights for RT-109 in China for a period of two years following the completion of our preclinical testing, pursuant to which CCHN will have a period of 90 days following our receipt of a third-party proposal for commercial rights for RT-109 in China to make a competing offer for such rights. The CCHN Agreement will expire upon the expiration of CCHN’s right of first refusal, or up to 90 days longer if CCHN makes a bid under its right of first refusal. Prior to these periods, CCHN may terminate for convenience upon 30 days’ notice, and we and CCHN may terminate for the other party’s material uncured breach.

There are no payment obligations under the CCHN Agreement.

Manufacturing and Quality Assurance

We currently manufacture and assemble RaniPill capsules at our facilities in San Jose and Milpitas, California. We also inspect, package and ship finished products to support our clinical trials from this facility. We are intentionally pursuing a vertically integrated manufacturing strategy, which we believe offers significant advantages, including rapid product iteration, control over our product quality, and the ability to rapidly scale our manufacturing capacity. This capability also allows us to develop future generations of products while maintaining the confidentiality of our intellectual property.

Each RaniPill capsule is assembled through a process which involves a series of integrated, well-developed, and highly reproducible steps that have been optimized to consistently produce capsules of high reliability.

The RaniPill capsule manufacturing process

A drug API or drug substance combined with excipients specific to the drug API or drug substance is lyophilized and compressed into a solid microtablet form. The microtablet is sealed inside the microneedle and is then packaged in a tiny vial under aseptic conditions. The vial containing the microneedle is incorporated in the RaniPill capsule, which is given a protective coating. Each of these steps in the manufacturing process has been subjected to rigorous testing and process qualification procedures to ensure manufacturing consistency. We rely on non-exclusive, third-party relationships with several manufacturers for the drug API or drug substance. We maintain in-house capabilities related to the aseptic manufacturing, following FDA Current Good Manufacturing Practice regulations for drugs that contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packing of a drug product (“cGMP”) guidelines. Our personnel have significant technical, manufacturing, analytical, quality, regulatory, and project management experience to oversee our third-party manufacturers and to manage in-house manufacturing and quality operations in compliance with regulatory requirements.

The current semi-automated manufacturing process will be sufficient to support our currently planned clinical trials. In parallel, we are in the process of automating the entire manufacturing process, which we anticipate being complete by the time the RaniPill capsule is commercialized.

Commercialization

Markets

The key markets for our products, once approved, will be in the United States, Europe, and Asia.

Sales and supply infrastructure

Development of our product candidates includes identifying sources that can provide consistent quality and increasing quantities of APIs, or drug substance to meet our needs through in vitro studies, preclinical studies, and clinical trials, and later into commercialization. We currently do not have agreements in place for long-term supplies of any API or drug substance. Availability of API or drug substance supply may inform our decisions regarding which product candidates present the best development opportunities.

Currently we do not have any approved products. We intend to either develop the commercialization sales and supply infrastructure as our product candidates are approved, or partner with pharma companies for commercialization.

Coverage and reimbursement of approved products by third-party payors

Sales of any product, if approved, depend in part on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement, if any, for such product by the payors. Decisions regarding whether to cover a product, the extent of coverage, and the amount of reimbursement to be provided are made separately, and these decisions are made on a plan-by-plan basis because there is no uniform policy for coverage and reimbursement. As a result, one payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product, or that any of the reimbursement rates will be adequate.

Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage policy, formulary, and reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific, clinical, and/or cost-effectiveness support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

In addition, the U.S. government, state legislatures, and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products when available. Third-party payors are increasingly challenging prices charged, examining medical necessity, and reviewing cost effectiveness in addition to questioning safety and efficacy. A decrease in, or decision to stop, payor reimbursement for a product could reduce physician prescribing of, and patient demand for, the product.

Competition

Our industry is highly competitive and subject to rapid and significant technological changes as researchers learn more about diseases and develop new technologies and treatments. Key competitive factors affecting the commercial success of product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price, and reimbursement.

Broadly speaking, we will face competition from current and future (generic or biosimilar) manufacturers of the branded injectable versions of our pipeline drugs, manufacturers such as AbbVie Inc., Eli Lilly and Company, Novartis AG, Roche Holdings AG, etc. However, we believe that oral biologics have the potential to take significant market share from current injectable therapies. We also believe that oral biologics have the potential to expand existing markets by an early reach into new patient populations that are averse to taking injections.

We are aware of a few companies that are pursuing oral biologics through either device-based or chemistry-based technologies. Early stage device-based technologies such as the SOMA and LUMI from the Novo Nordisk-MIT collaboration were reported to be in preclinical stages several years ago. Chemistry-based oral delivery companies include Oramed Pharmaceuticals, Inc., Entera Bio Ltd., Applied Molecular Transport Inc., Protagonist Therapeutics, Inc., i2O, Therapeutics, Progenity, Inc., Intract Pharma, and two with recently approved oral peptide products – Amryt Pharma (Mycappssa) and Novo Nordisk A/S (Rybelsus). Chemistry-based approaches have limited applications because they work only for small peptides and, even then, with low (often less than 1%) bioavailability, far lower than injections. In contrast, our versatile technology is designed to deliver biologics, from small peptides to large proteins, irrespective of molecular mass and with bioavailability similar to that of injections.

Environmental impact

We have instituted policies and procedures related to appropriate chemical and biological material handling, use, and disposal in our facilities, and we train our employees on these policies and procedures.

Regulations in certain jurisdictions may require us to submit with our marketing approval request an environmental impact assessment related to our biologics, our RaniPill platform, or both. Such assessments could cause significant expenditures. We may be able to reduce expenditures related to these assessments by our strategy of using biologics already approved for marketing.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain protection for our current and future product candidates and the technologies used to develop and manufacture them. Our development efforts have enabled us to construct an extensive intellectual property portfolio that we believe provides us a competitive advantage. Our policy is to seek to protect our proprietary position through patents, trademarks, trade secrets, domain names, intellectual property assignment agreements, confidentiality agreements, and facility and network security measures. Some of our intellectual property is in-licensed. We believe that our intellectual property portfolio provides good coverage for our current and pipeline product candidates.

For information regarding the risks related to our intellectual property, see the section titled “Risk Factors— Risks Related to Our Intellectual Property.”

Patents

We have built a patent portfolio globally around several aspects of the current and future generations of our technology. We file new patent applications as we conduct research and development, initiate new programs and monitor the activities of others. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date if all fees continue to be paid. In some cases, the term of a United States patent may be shortened by terminal disclaimer, such that its term is reduced to end with that of an earlier-expiring patent. In some cases, U.S. patent term can be adjusted to recapture a portion of delay by the U.S. Patent & Trademark Office (“USPTO”) in examining the patent application (patent term adjustment) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension), or both.

Our initial patent family has a priority date in 2009, with patent term expected to extend into at least 2030 if all fees are paid. This patent family claims many device aspects of the RaniPill capsule, and the delivery of a wide variety of biologics using the RaniPill capsule. Patents and patent applications in this core family number more than 230. As of January 14, 2022, this patent family included 65 patents issued in the United States and 126 patents issued in other jurisdictions (in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, India, Ireland, Italy, Japan, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), with applications pending in the United States, Australia, Canada, China, Europe, Hong Kong, India, and Japan.

Our microtablet patent family includes claims covering the microtablets delivered by the RaniPill capsule. This patent family has a priority date in 2014, includes several dozen patents and patent applications, and is expected to have patent terms extending into at least 2035 if all fees are paid. As of January 14, 2022, this patent family included 8 patents issued in the United States, 2 patents issued in Australia, and 1 patent issued in China, with applications pending in the United States, Australia, Canada, China, Europe, India, and Japan.

We own numerous additional patents and patent applications, with claims to additional biologics, pharmacologic properties of various biologics and various next generation devices, with applications pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, and South Korea. Patents in these families are expected to expire between the late 2030s and early 2040s if all fees are paid.

Trade secrets and other proprietary information

We rely in part on keeping our trade secrets and other proprietary information confidential. We protect proprietary information by executing confidentiality agreements and intellectual property assignment agreements with employees, and consulting or other contractual agreements with consultants, scientific advisors, sponsored researchers, contractors, and other collaborators, prior to commencement of our relationship with them. Confidentiality agreements limit use and disclosure of our confidential information during and after the relationship. Intellectual property assignment agreements require that all inventions resulting from work performed for us or relating to our business and conceived during the period of the relationship are our exclusive property. We take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Government Regulation

Regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of products such as those we are developing. We, along with our third-party contractors, will be required to navigate the various preclinical, clinical, and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Failure to comply with applicable regulations at any time during the product development process or approval process or after approval may result in delays to the conduct of a study, regulatory review, or commercialization authorization, or may subject an applicant to administrative or judicial actions. In the United States, such actions could include, among other actions, refusal to allow proceeding with clinical trials, imposition of a clinical hold, refusal to approve pending applications, withdrawal of an approval, license suspension or revocation, issuance of untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations or penalties.

Current Good Manufacturing Practices (cGMP)

To obtain marketing approval for a candidate product, we must finalize processes for manufacturing the product in commercial quantities in accordance with cGMP requirements. These processes must address design, monitoring, control, and maintenance of manufacturing processes and facilities, and the implemented processes must be capable of consistently producing quality batches of the product candidate. Our processes must, among other things, enable us to monitor several aspects of the interim and finished product, such as identity, purity, strength, quality, potency, and sterility as applicable. Additionally, stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life, and appropriate packaging must be selected and tested.

Preclinical and clinical development

For each product candidate, we perform numerous laboratory tests and preclinical animal studies, as well as human clinical trials. Preclinical laboratory tests, preclinical animal studies, and/or clinical trials may be ongoing concurrently for a product candidate in focused studies to assess various properties of a formulation and/or platform of the product candidate. Animal studies require pre-approval by an independent Institutional Animal Care and Use Committee (“IACUC”). Human studies in the United States require pre-approval by the FDA and an independent IRB, requested by way of an IDE or IND for investigational products such as our product candidates.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCP, which includes the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Furthermore, an independent IRB or ethics committee for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and an IRB or ethics committee must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the trial is not being performed in accordance with the investigational plan or associated protocols, or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if the data safety monitoring board determines that there is an unacceptable safety risk for subjects, no demonstration of efficacy, or other grounds. There are also requirements governing the reporting of ongoing preclinical studies, clinical trials, and clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

Human clinical trials are typically conducted in three phases that may be performed sequentially, in overlapping time frames, or in combination.

•
Phase 1 includes the initial introduction of an investigational new drug into humans. Phase 1 studies may be conducted in patients or normal volunteer subjects. These studies are designed to determine the metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. The total number of subjects and patients included in Phase 1 studies varies with the drug, but is generally in the range of 20 to 80.
•
Phase 2 includes the controlled clinical studies conducted to evaluate the effectiveness of the drug for a particular indication or indications in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase 2 studies are typically conducted in a relatively small number of patients, usually involving no more than several hundred subjects.
•
Phase 3 studies are expanded controlled and uncontrolled trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase 3 studies usually include from several hundred to several thousand subjects.

For each of our product candidates, we may conduct Phase 1, Phase 2, and Phase 3 clinical trials of our formulation, the RaniPill platform, or the formulation in combination with the RaniPill platform.

In some cases, the FDA may require, or we may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may alternatively be made a condition to approval of the BLA or NDA. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and further document clinical benefit in the case of drugs approved under certain regulatory programs, such as accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for the associated product.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND or IDE safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to a particular or similar biologic, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Investigational products

Prior to initiating a clinical trial of an investigational product such as for one of our product candidates, the FDA must grant authorization to proceed. A request for authorization is made by way of an IND or IDE application as applicable for the clinical trial.

An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocols to be used in associated preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies already performed to assess toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product. The IND further includes chemistry, manufacturing, and controls information, and human data or literature to support the use of the investigational product.

An IDE is a request for authorization from the FDA to allow an investigational device to be used in a clinical trial to collect safety and effectiveness data. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.

An IND or IDE must become effective before human clinical trials may begin. The IND or IDE automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND or IDE may be placed on clinical hold to resolve any outstanding concerns or questions before the clinical trial can begin.

The FDA’s approval of an IND or IDE does not bind the FDA to accept the results of the trial as sufficient to prove the stated conclusions, even if the trial meets its intended success criteria.

All clinical trials must be conducted in accordance with FDA regulations that govern investigational product labeling, prohibit promotion, and specify an array of recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators. Required records and reports are subject to inspection by the FDA. Clinical trials must further comply with FDA regulations that govern institutional review board approval, informed consent, and other human subject protections.

An amendment to the existing IND or IDE must be made for subsequent protocol changes and also for each successive clinical trial conducted during product development.

Although the FDA Quality System Regulation does not fully apply to investigational products, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational product in conformity with the quality controls described in the IND or IDE application and any conditions of IND or IDE approval that FDA may impose with respect to manufacturing.

BLA/NDA review process

Following completion of clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry, and manufacturing information to ensure product quality and other relevant data. In short, the NDA or BLA is a request for approval to market the product candidate for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity, and potency for a biological product. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use and/or from a number of alternative sources, including studies initiated by investigators or cooperative clinical groups. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act (“PDUFA”) and the Biologics Price Competition and Innovation Act of 2009 (“BPCI”), as amended, each NDA or BLA must be accompanied by a user fee. User fees may be adjusted on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug or biologic. BsUFA imposes a user fee for a biosimilar development program at the time of the first meeting with the FDA or the initial IND submission, whichever occurs first. This fee must be paid annually.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review and respond to the applicant, or six months if the submission is designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process may be extended by FDA requests for additional information or clarification.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes specific deficiencies in the NDA or BLA identified by the FDA. A Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Pediatric Research Equity Act (PREA)

Under the Pediatric Research Equity Act (“PREA”), a BLA or NDA submission or supplement must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration submit an initial Pediatric Study Plan, (“PSP”), within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints, and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers.

Expedited development and review programs

The FDA has a number of programs intended to expedite the development or review of products that meet certain criteria. For example, presently the FDA has a fast-track designation, a priority review path, an accelerated approval path, and a breakthrough therapy designation. Any product submitted to the FDA for approval may be eligible for one or more of such FDA programs intended to expedite development and review. These expedited approvals do not change the standards for approval but may expedite the development or approval process. We may explore some of these opportunities for our product candidates as appropriate.

•
New drugs may be eligible for fast-track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast-track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast-track product has opportunities for more frequent interactions with the review team during product development, and the FDA may consider sections of the BLA or NDA for review on a rolling basis before the complete application is submitted.
•
A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or to provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of a BLA or NDA designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of standard review designation under its current PDUFA review goals.
•
Products intended to treat serious or life threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, has an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.
•
The Food and Drug Administration Safety and Innovation Act established a category referred to as “breakthrough therapies.” A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or may decide that the time period for FDA review or approval will not be shortened.

Post-approval requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to cGMP, quality controls, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, including adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each approved product. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. Biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. We are responsible for the selection and monitoring of qualified contract manufacturers, laboratories, and packagers, and, in certain circumstances, qualified suppliers to them. These facilities and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed, or tested by them. Accordingly, we must continue to expend time, money, and effort on quality control for our own facilities and the facilities of others which contribute to the commercialization of our final product, to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
Restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market, or product recalls
•
Fines, warning letters, or holds on post-approval clinical trials
•
Refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals
•
Product seizure or detention, or refusal of the FDA to permit the import or export of products
•
Consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs
•
Mandated modification of promotional materials and labeling and the issuance of corrective information
•
The issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product
•
Injunctions or the imposition of civil or criminal penalties

The FDA closely regulates the marketing, labeling, advertising, and promotion of biologics. A company can make only those claims relating to safety, efficacy, purity, and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, one or more of adverse publicity, warning letters, corrective advertising, civil penalties, criminal penalties, government investigation, debarment, or exclusion from participation in federal health care programs. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the practice of medicine by physicians or their choice of treatments. The FDA does, however, regulate manufacturer’s communications on the subject of off-label use of their products.

Orange Book; Purple Book

The FDA publishes the Orange Book for products following the NDA pathway and the Purple Book for products following the BLA pathway. Our product candidates will be listed in the Orange Book after approval for marketing or listed in the Purple Book after license for marketing, as applicable.

The Orange Book contains information about all FDA-approved drug products regulated by CDER and their exclusivities. The Orange Book also includes patent information. The applicant provides patent information to the FDA as part of its NDA, or after patent grant. Orange Book patent listing provides a 30 month stay of FDA approval of any generic submitted via an ANDA. An applicant submitting an ANDA must, for each patent listed against the approved drug in the Orange Book, either (i) state that the ANDA applicant is not seeking approval for a patented method of use, (ii) ask the FDA to delay approval until that patent is expired (a “Paragraph III” certification), or (iii) attest that the patent is invalid, unenforceable, or will not be infringed by the generic product (a “Paragraph IV” certification), which can trigger ANDA litigation over the associated patent.

The purple book contains information about all FDA-licensed biological products regulated by CBER, including licensed biosimilar and interchangeable products and their reference products, and FDA-licensed allergenic, cellular and gene therapy, hematologic, and vaccine products regulated by CBER. The Purple Book includes granted exclusivity information. The Purple Book also includes for each biological product a list of patents identified to a biosimilar applicant during biosimilar litigation under the BPCIA.

Exclusivities

Some of our product candidates may be eligible for exclusivities provided under various FDA programs. Exclusivity refers to certain delays and prohibitions on approval of competitor drugs available under an applicable statute that take effect upon

FDA’s approval of a biologics or drug, or of certain supplements to the BLA or NDA. Exclusivities do not convey any advantage in or shorten the duration of the regulatory review and approval process.

The Pediatric exclusivity might apply to most or all of our product candidates. For an applicant to be able to take advantage of the Pediatric exclusivity, the FDA must make a written request for a pediatric study to be performed, although the applicant may request for the FDA to make the request for a pediatric study. After the study is performed, the applicant may request Pediatric exclusivity. If granted, 180 days of patent term are added to the patent term listed in the Orange Book.

With respect to other FDA exclusivity programs, in some cases the exclusivity programs will not apply to our product candidates due to our unique formulation or oral capsule technology, or it is unclear the extent to which they will apply, or they will not apply to most or all of the product candidates in our pipeline.

For exclusivity programs that apply to our product candidates, we will consider pursuing such exclusivities at the appropriate time. However, we do not expect any of the exclusivities to provide us significant competitive advantage. Exclusivities granted to our competitors could block approval and/or commercialization of one or more of our product candidates, possibly for several years.

Other healthcare laws and compliance requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute, the federal False Claims Act, the Sunshine Act, the federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and similar foreign, federal, and state fraud and abuse, transparency, and data privacy and security laws.

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value, including stock options. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but they are drawn narrowly and require strict compliance in order to offer protection. Our activities, including our engagement of consultants, may be alleged to be intended to induce prescribing, purchasing, or recommending and so may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of an applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all relevant facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or service resulting from a violation of the federal Anti-Kickback Statute, can result in a false or fraudulent claim for purposes of the federal False Claims Act.

Civil and criminal false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent. For example, the federal False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government.

The U.S. federal Physician Payments Sunshine Act requires applicable manufacturers of prescription drugs, devices, biological products, or medical supplies subject to FDA approval or clearance for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information related to certain payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, including ownership and investment interests held by physicians and their immediate family members.

HIPAA created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. In addition, HIPAA, as amended the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, impose certain requirements on HIPAA covered entities, which include certain healthcare providers, healthcare clearinghouses, and health plans, and individuals and entities, known as business associates, that provide services for or on behalf of the covered entities that involve individually identifiable health information as well as their covered subcontractors, relating to the privacy, security, and transmission of individually identifiable health information.

We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, complicating compliance efforts.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties including, without limitation, significant civil, criminal, and administrative penalties, damages, fines, exclusion from participating in government-funded healthcare programs such as Medicare and Medicaid or similar programs in other countries or jurisdictions, government investigations, consent decrees, corporate integrity agreements, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and market share, and the curtailment or restructuring of our operations.

Healthcare reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, or expanding access.

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which was enacted in March 2010, contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA, or the impact any changes to the ACA may have on our ability to commercialize products or the prices we are able to obtain.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional action is taken by Congress. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Data privacy and security obligations

In the ordinary course of our business, we may collect, receive, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store (commonly known as processing) proprietary, confidential and sensitive information, including personal data, intellectual property, trade secret, and proprietary information owned or controlled by ourselves or third parties (collectively, sensitive information). We, and the third parties upon whom we rely, use information technology, software and services to process other sensitive information. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”). In addition, several states within the United States have enacted or proposed data privacy and security laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

Obligations related to the processing of personal data worldwide is rapidly evolving. The number and scope of data privacy and security laws, regulations and other obligations is changing, subject to differing applications and interpretations, and may be inconsistent among jurisdictions, or in conflict with other data processing obligations. Efforts to ensure that our current and future business arrangements, including our relationship with our CROs or other vendors who process data on our behalf, comply with applicable data privacy and security obligations will involve substantial costs.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR, imposes several requirements relating to the consent of the individuals to whom personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of personal data. Additional requirements may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; and mandating the appointment of representatives in the UK and/or the EU in certain circumstance. European data protection laws, such as the EU GDPR, also impose strict rules on the transfer of personal data out of the European Economic Area.

Various data privacy and security laws in the U.S. also impose compliance obligations. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. Although the CCPA exempts certain data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to the personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit the use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data

Employees and Human Capital Resources

As of December 31, 2021, we had 114 full-time employees and no part-time employees. The majority of our employees are based at our facilities in San Jose and Milpitas, California, with a contingent of employees based outside of California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

Attracting and Retaining Talent

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards. In addition, we have added a People Ops team that has launched multiple initiatives focused on employee health and engagement, inter and intra team building and collaboration, and individual career development planning. We have implemented a health engagement program that is completed by all new hires. We have also implemented a health engagement check-in for all existing employees. This is all in support and encouragement of a more collaborative environment at the company, which is vital to our efforts to recruit, retain and develop our employees.

Compensation and Benefits

The success of our business is fundamentally connected to the well-being of our employees. We provide market competitive compensation and benefits programs. In addition to salaries, these programs include potential annual discretionary bonuses, broad-based equity awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave and flexible work schedules, among others. These benefits provide our employees choices where possible so they can customize their benefits to meet their needs and the needs of their families.

COVID-19 and Employee Safety

In response to the COVID-19 pandemic and the related guidelines and orders issued by federal, state and local governments, we continue to restrict access to our offices in California, limit work gatherings, and suspend non-essential business travel. Many of our employees are conducting their work remotely, wholly or in part, to reduce the risk of a COVID-19 outbreak in our facilities. We have modified workspaces for employees that are essential to continue to work in the office. The safety, health, and well-being of our employees is paramount. As such, we will consider ongoing government regulations and local health conditions in establishing and implementing workplace practices.

Initial Public Offering

We became publicly traded in July 2021 through the IPO in which the Company sold 7,666,667 shares of its Class A common stock, including shares issued pursuant to the exercise in full of the underwriters’ option, for cash consideration of $11.00 per share. We received approximately $73.6 million in net proceeds, after deducting underwriting discounts, offering costs and commissions. We used the proceeds from the IPO to purchase 7,666,667 newly issued economic nonvoting Class A units of Rani LLC. Details regarding the IPO can be found in “Notes to the Consolidated Financial Statements” below.

Capital Structure

We have three classes of common stock. Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law.

All shares of our Class B common stock are held by certain stockholders who held equity in Rani LLC before the IPO. The shares beneficially owned by the Continuing LLC Owners represent more than 80% of the total voting power of our outstanding capital stock as of March 15, 2022. The Continuing LLC Owners will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction.

Shares of our Class C common stock are not issued nor outstanding and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Because the shares of Class C common stock have no voting rights (except as otherwise required by law), the issuance of such shares will not result in further dilution to the voting power held by the Continuing LLC Owners.

The multi-class structure of our common stock is intended to ensure that, for the foreseeable future, the Continuing LLC Owners continue to control or significantly influence our governance which we believe will permit us to continue to prioritize our long-term goals rather than short-term results, to enhance the likelihood of stability in the composition of our board of directors and its policies, and to discourage certain types of transactions that may involve an actual or threatened acquisition of us.

Corporate Information

Our principal offices are located at 2051 Ringwood Ave., San Jose, California 95131. Our telephone number is 408-457-3700. Our website address is www.ranitherapeutics.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to these reports, filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended may be obtained from the SEC’s on-line database, which is located at www.sec.gov. Our common stock is traded on the Nasdaq Stock Market (“Nasdaq”) under the symbol “RANI.”

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, including our consolidated financial statements and related notes, as well as the other information in this report, and in our other public filings, before investing in our Class A common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be adversely affected. In that case, the trading price of our Class A common stock could decline. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a very limited operating history, have incurred operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any commercial product revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

Biologics delivery is a highly speculative undertaking and involves a substantial degree of risk. We are an early clinical stage biopharmaceutical company with a very limited operating history upon which you can evaluate our business and prospects. We were formed in 2012, and to date, we have devoted the majority of our resources to research and development, manufacturing automation and scaleup, and establishing our intellectual property portfolio. RT-101 and RT-102 are in early clinical development, while our other product candidates remain in formulation and preclinical development. We have not yet demonstrated an ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing oral biologics products.

We have incurred significant operating losses since our formation in 2012. Our net loss for the year ended December 31, 2021 was approximately $53.1 million. As of December 31, 2021, we had an accumulated deficit of $8.3 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders, deficit and working capital. The majority of our losses have resulted from expenses incurred in connection with research and development, manufacturing automation and scaleup, and establishing our intellectual property portfolio. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue incurring significant research, development, manufacturing and other expenses related to our ongoing business operations and product development, and as a result, we expect to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and our product candidates are in preclinical and early-stage clinical trials. If any of our product candidates fail in preclinical studies or clinical trials or do not gain regulatory approval, or even if approved, fail to achieve market acceptance, we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our Class A common stock and our ability to raise capital and continue operations.

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

We are an early clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biologics development, especially as it relates to biologic-device combination products, is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing our technology and undertaking preclinical studies and early clinical trials of our product candidates, which consist of investigational biologics delivered via the RaniPill capsule. We completed a Phase 1 clinical trial of RT-101 in Australia, and have completed preclinical studies of other product candidates. We plan to initiate Phase 1 clinical trials of certain of these product candidates in 2022 and in 2023. We initiated a Phase 1 clinical trial of RT-102 in Australia in March 2022. As an early clinical stage company, we have not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as biologics development and delivery. Consequently, the ability to accurately assess our future operating results or business prospects is significantly more limited than if we had a longer operating history or approved products on the market.

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
•
our ability to manufacture our product candidates in accordance with cGMP, for the conduct of preclinical studies and clinical trials and, if approved, for successful commercialization;
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

Our operations have consumed substantial amounts of cash since our inception. We conducted a Phase 1 clinical trial of RT-101 in healthy volunteers, initiated a Phase 1 clinical trial of RT-102 in March 2022, conducted or are in the process of conducting preclinical studies of other product candidates, and are preparing to conduct Phase 1 clinical trials of certain of these product candidates in 2022 and 2023. In addition, we are developing the RaniPill HC and intend to evaluate the safety of the RaniPill capsule, independent of any biologic. Developing biologic product candidates, including conducting preclinical studies and clinical trials, and developing the RaniPill platform, is expensive. We will require substantial additional future capital in order to complete the development of the RaniPill platform, expand our manufacturing capabilities, and seek regulatory approval thereof, and to complete the clinical development of our intended biologics for use within the RaniPill capsule and, if we are successful, to commercialize any of our current product candidates. If the FDA or any comparable foreign regulatory authorities, such as the EMA, require that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates or any of our future product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

Based on our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated. Our existing capital resources, including the net proceeds from our IPO, will not be sufficient to enable us to initiate any pivotal clinical trials. Accordingly, we expect that we will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates.

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•
the progress, costs, trial design, results of and timing of our preclinical studies and clinical trials;
•
the progress, costs, and results of our research pipeline;
•
the progress and costs of development of the RaniPill HC device and other improvements or advancements to our delivery technologies;
•
the willingness of the FDA or other regulatory authorities to accept data from our clinical trials, as well as data from our completed and planned preclinical studies and clinical trials and other work, as the basis for review and approval of our product candidates;
•
the outcome, costs, and timing of seeking and obtaining FDA, and any other regulatory approvals;
•
the number and characteristics of product candidates that we pursue;
•
our ability to manufacture sufficient quantities of the RaniPill capsule;
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
•
the economic and other terms, timing of and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
•
the effects of disruptions to and volatility in the credit and financial markets in the United States and worldwide from the COVID-19 pandemic, the conflict between Ukraine and Russia or other such disruptions.

Additional funding may not be available to us on acceptable terms, or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread as well as the conflict between Ukraine and Russia, the global credit and financial markets have experienced volatility and disruptions. If we are unable to obtain additional funding from equity offerings or debt financings, including on a timely basis, we may be required to:

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

We may seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, current stockholders’ interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our Class A common stock to decline. In the event that we enter into collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to the RaniPill capsule, the RaniPill HC or our product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and have only two product candidates in early clinical development. All of our other product candidates are still in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have only two product candidates, RT-101 and RT-102, in early clinical development. We intend to evaluate the safety of the RaniPill capsule, independent of any biologic, through a clinical trial conducted under an IDE. Any delays or setback in the clinical testing of the RaniPill capsule independent of any biologic, could delay or prevent the clinical testing of any of our current or future product candidates. We completed a Phase 1 clinical trial of RT-101 in Australia to evaluate safety as a primary endpoint and bioavailability as a secondary endpoint. In March 2022, we initiated a Phase 1 clinical trial of RT-102 in Australia to compare pharmacokinetics of PTH administered via RaniPill capsule to PTH administered via subcutaneous injection. Our other product candidates are still in the formulation and preclinical stages. We intend to initiate Phase 1 clinical trials for certain of these product candidates in 2022 and in 2023. We will need to progress these product candidates through IND-enabling studies and submit INDs to the FDA or equivalent regulatory filings to foreign regulatory authorities prior to initiating their clinical development. None of our product candidates have advanced into a pivotal study.

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
•
receipt of marketing approvals from applicable regulatory authorities, including BLAs or NDAs, from the FDA, and maintaining such approvals;
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

We have not previously submitted a BLA, or a marketing authorization application, (“MAA”), or any corresponding drug approval filing to the FDA or any comparable foreign regulatory authorities for any product candidate. Further, our product candidates may not receive regulatory approval even if we complete such filing. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

We are currently optimizing the formulation for RT-101, to enable once daily dosing. If we are able to optimize the formulation, we plan to test and verify the formulation in appropriate animal models. Once the formulation is validated in preclinical studies, we plan to submit an IND and initiate clinical trials for the development of RT-101. The scale-up development related to this formulation could delay commencement of such clinical trials, and the revised formulation could cause RT-101 to perform differently than the original formulation and affect the results of our planned clinical trials. We are currently conducting a Phase 1 clinical trial of RT-102. The outcome of that study is uncertain.

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
•
obtaining Institutional Review Board or Ethics Committee approval at each site;
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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We are in the early stages of our development efforts and have two product candidates, RT-101 and RT-102, in early clinical development. We completed a Phase 1 clinical trial of RT-101 to evaluate safety as a primary endpoint and bioavailability as a secondary endpoint. In March 2022, we initiated a Phase 1 clinical trial of RT-102 in Australia to compare pharmacokinetics of PTH administered via RaniPill capsule to PTH administered via subcutaneous injection. Our other product candidates are still in the formulation or preclinical stages. We intend to initiate Phase 1 clinical trials for certain of these product candidates in 2022 and in 2023. However, we have not, to date, submitted an IND for any of our product candidates. We will be required to submit applicable equivalent regulatory filings to foreign regulatory authorities to the extent we initiate clinical trials outside of the United States.

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

Our preclinical studies and clinical trials have been affected and may in the future be affected by the COVID-19 pandemic, such as by a reduction in staffing at a CRO, a pause in clinical trial patient enrollment to focus on, and direct resources to, COVID-19, or patients choosing not to enroll or continue participating in a clinical trial as a result of the pandemic. For example, we are developing RT-106 and RT-104 as an oral version of basal insulin and GLP-1 mimetic, respectively, for the treatment of Type 2 diabetes. According to the Centers for Disease Control and Prevention, people who have Type 2 diabetes are at higher risk of getting severely ill from COVID-19. As a result, potential patients in contemplated clinical trials may choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19, even if vaccinated. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

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
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate which could significantly harm our business and prospects. Also, any undesirable side effects caused by or safety concerns related to our delivery device apart from a drug or biologic could delay, limit or prevent us from developing and commercializing any product candidates.

As an organization, we have completed only one Phase 1 clinical trial, have not submitted an IND to the FDA and we have never conducted later-stage clinical trials or submitted a BLA, and may be unable to do so for any of our product candidates.

We are early in our development efforts for our product candidates, and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our current or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. As an organization, we completed a Phase 1 clinical trial for RT-101 conducted in Australia, initiated a Phase 1 clinical trial for RT-102 in Australia in March 2022, and have not yet conducted any clinical trials for our other product candidates. We have not previously conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. For example, we plan to initiate two clinical trials in 2022, including the ongoing clinical trial involving RT-102. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had limited interactions with the FDA, through the pre-submission process with the Center for Devices and Radiological Health, and we have never filed an IDE or IND. We cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. For example, we anticipate relying on data developed on the RaniPill platform to enable shortened or more efficient development for our subsequent product candidates, but this may not be the case and the FDA or other regulatory authorities may require us to perform a full suite of studies for each of our product candidates. Consequently, we may be unable to successfully and efficiently commence, execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs for and commercializing our product candidates.

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

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We also plan to conduct several clinical trials for our product candidates in parallel over the next several years, including initiating two clinical trials across our product candidates in 2022, including the ongoing clinical trial involving RT-102, which may make our decision as to which product candidates to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. In addition, we are focused on developing the RaniPill capsule in addition to the biologic formulations for use in the RaniPill capsule. While we intend to focus on well-characterized molecules with attractive commercial characteristics, focusing both on biologics delivery and formulation will require substantial resource and attention. In addition, we are developing a new device with a payload capacity up to 20 mg, RaniPill HC, and in the future we may seek to develop other variations of the RaniPill capsule. In such cases, we need to redesign and conduct additional preclinical and clinical studies of any new design of the RaniPill capsule. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We have conducted and may in the future choose to conduct one or more clinical trials outside the United States. For example, we conducted a Phase 1 clinical trial of RT-101 in Australia and in March 2022 we initiated a Phase 1 clinical trial of RT-102 in Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice regulations (“GCP”); and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare and Medicaid Services, an agency within the United States Department of Health and Human Services. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours since there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries may cause us to price our product candidates on less favorable terms that we currently anticipate. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Certain other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

We face competition primarily from current and future (generic and biosimilars) manufacturers of subcutaneous and IV injectable versions of our product candidates, such as AbbVie Inc., Eli Lilly and Company, Novartis AG, Roche Holdings AG and the SOMA and LUMI from the Novo Nordisk-MIT collaboration. Additionally, we face competition from companies that are pursuing the development and manufacture of oral biologics, including Oramed Pharmaceuticals, Inc., Entera Bio Ltd., Applied Molecular Transport Inc., Protagonist Therapeutics, Inc., Amryt, Inc., i2O Therapeutics, Progenity, Inc., Intract Pharma, and Novo Nordisk A/S. For example, Amryt, Inc. (which acquired Chiasma, Inc.) received FDA approval for an oral octreotide product, MYCAPSSA, in June 2020. We also face competition from gene and cell therapy companies. Further, our product candidates aim to treat chronic diseases. As a result, we also compete with curative therapies on the basis that they cure the chronic disease we are intending to treat.

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

Our projections of both the number of people who have the diseases we may be targeting, as well as the subset of people with these health issues who have the potential to benefit from treatment with our current and any of our future product candidates are based on our beliefs and estimates. For example, we are developing RT-101 for the treatment of acromegaly, for which we estimate the patient population is approximately 25,000 people in the United States as of November 2016, RT-102, an oral administration of parathyroid hormone (PTH) for the treatment of osteoporosis, for which we estimate the patient population is approximately ten million in the United States as of 2018, and RT-105, an oral administration of TNF-alfa antibody for the treatment of psoriatic arthritis, for which we estimate the patient population is approximately 2.4 million in the United States as of March 2014. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new information may change the estimated incidence or prevalence of these diseases. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria for indications included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patients, and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Even if we obtain significant market share for our products, if approved, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval and, to the extent that we retain commercial rights following clinical development, we would plan to seek regulatory approval to commercialize our product candidates in the United States, the European Union and additional foreign countries. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities must also approve the manufacturing and marketing of that product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval. We may decide to submit an MAA to the EMA for approval in the European Economic Area (“EEA”). As with the FDA, obtaining approval of an MAA from the EMA is a similarly lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Foreign regulatory authorities in countries outside of the United States and the EEA also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by comparable foreign regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected.

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

We depend on third-party suppliers for key materials used in our manufacturing processes as well as for the manufacturing of APIs and drug substances. We do not have long-term supply arrangements in place for APIs and drug substances. The loss of third-party suppliers or their inability to supply us with adequate materials and APIs or drug substances could prevent or delay the conduct of our clinical trials and the commercialization of our products, if approved, and could harm our business.

We rely on third-party suppliers for the supply of the raw materials and APIs or drug substances required for the production of our product candidates, and we may to some extent rely on third-party manufacturers for the commercial supply of any of our product candidates for which we seek to obtain marketing approval. In addition, we work with third parties to manufacture and develop biologics for inclusion in the RaniPill capsule and for use in our clinical trials.

Our dependence on these third parties and the challenges we may face in obtaining adequate supplies of raw materials, APIs and drug substances involve several risks, including limited control over pricing, availability, quality, delivery schedules and non-exclusivity. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We do not have long-term supply agreements, and we purchase our required supplies on a development manufacturing services agreement or purchase order basis or the like. These third parties may not continue to provide us with the quantities of these materials that we require to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials, APIs or drug substances could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could prevent us from conducting, or cause delays to, our current or planned clinical trials, commercialization of our products, if approved, and have an adverse effect on our business, financial condition and results of operations.

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

We currently have no product candidates that are in late-stage clinical trials or are approved for commercial sale, and we may never be able to develop a marketable product. We have two product candidates, RT-101 and RT-102, in clinical development. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of the RaniPill platform that is designed to enable the oral administration of a broad range of biologics used to treat multiple diseases and disorders. We intend to evaluate the safety of the RaniPill capsule independent of any biologic. The RaniPill capsule may not receive regulatory approval in connection with any biologic or, if approved, it may not be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of the RaniPill capsule for the indications we are seeking will remain subject to extensive regulation by the FDA and comparable foreign regulatory authorities in the United States and other countries, each of which has differing regulations. In addition, even if approved, pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a BLA from the FDA, or a similar marketing authorization from comparable authorities in any foreign countries until after approval of a marketing application by corresponding foreign regulatory authorities. We completed a Phase 1 clinical trial of RT-101, initiated a Phase 1 clinical trial of RT-102 in March 2022, and have completed preclinical studies of other product candidates. We plan to initiate Phase 1 clinical trials of certain product candidates in 2022 and in 2023. We will need to conduct larger, more extensive clinical trials in the target patient populations for these product candidates and their indications to support a potential application for regulatory approval by the FDA or corresponding foreign regulatory authorities, and we do not expect to be in a position to do so for the near term.

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

All of our product candidates, except for RT-101 and RT-102, are in research or preclinical development and have not entered into clinical trials. If we are unable to develop, test and commercialize our product candidates, our business will be adversely affected.

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

Furthermore, the product candidates contemplated by our current product pipeline were designed with needles that have the ability to deliver 3 mg of a biologic, which we refer to as payload capacity. While we are developing an oral delivery capsule intended to deliver up to 20 mg which could enable us to expand our platform to include additional molecules, we may still be precluded from using certain high load biologics for inclusion in the RaniPill capsule, which could adversely affect the commercial potential of the RaniPill platform. Additionally, to the extent we are able to develop RaniPill HC or another device with a larger payload capacity, we may be required to conduct additional preclinical or clinical studies to establish performance characteristics of the updated design, and for regulatory authorities to permit evaluation of the updated design in human subjects.

As a result of a failure in any one of these factors, our business, financial condition and results of operations could be adversely affected.

Our new high-capacity oral delivery device, RaniPill HC, is in early stages of development, and it is subject to the inherent risks and uncertainties of developing a novel, innovative technology. Our efforts to develop RaniPill HC may not be successful.

RaniPill HC is in early stages of development, and it is subject to the inherent risks and uncertainties of developing a novel, innovative potential technology. Development of a new delivery device is time-consuming and costly, and could distract the attention of our management or other employee resources from our existing and future business. Our efforts to develop RaniPill HC may not be successful or RaniPill HC may require modifications that could limit its utility or viability as an oral delivery device. We may not be able to complete development of RaniPill HC in a timely manner, or at all, or such development may require an amount of time and resource that we are not able to devote to it or believes is not warranted based on the estimated benefits. The potential value of RaniPill HC may never be realized for a variety of reasons, including that we are not able to successfully develop RaniPill HC, third parties develop competitive technologies or products similar to or more effective or attractive than RaniPill HC, we are not able to develop manufacturing processes to produce RaniPill HC consistently and reliably or within a cost range that makes RaniPill HC products commercially viable. Any such factor could reduce or eliminate the potential value of RaniPill HC or product candidates that could be developed using RaniPill HC. In addition, while we currently expect that RaniPill HC will be able to leverage many of the same components and manufacturing processes as are used for our existing delivery device, it may turn out that such components or manufacturing processes are not suited for RaniPill HC or RaniPill HC may require modifications that negatively affect our ability to use common components or processes between the existing device and RaniPill HC. Any of the foregoing factors or circumstances may adversely affect our business prospects, our attractiveness as a business partner or collaborator, our ability to raise additional capital, and our financial results.

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
•
loss of revenue from product sales; and
•
the inability to commercialize any of our product candidates, if approved.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the development or commercialization of our product candidates. Although we maintain clinical trial liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

The manufacture and packaging of biologics is subject to FDA requirements and those of comparable foreign regulatory authorities. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be harmed.

The manufacture and packaging of biologics is regulated by the FDA and comparable foreign regulatory authorities and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory authorities. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing biologics and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. Our product candidates require aseptic manufacturing techniques that may present additional manufacturing challenges compared to other oral route of administration products. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the active pharmaceutical ingredients or drug substances for the biologics of our product candidates.

Manufacturers of combination products need to comply with both pharmaceutical cGMPs and medical device QSRs enforced by the FDA through its facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We or third party manufacturers of our product candidates may be unable to comply with these cGMP and QSR requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any of our product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize such product candidate, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in the commercialization of our product candidates, entail higher costs or even prevent us from effectively commercializing our product candidates.

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

Furthermore, in order to obtain approval of our product candidates by the FDA and comparable foreign regulatory authorities, we will be required to consistently produce our formulation of the API or drug substance, and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. Each of our potential API and drug substance suppliers will likely use a different method to manufacture API or drug substance, which has the potential to increase the risk to us that our manufacturers will fail to meet applicable regulatory requirements. We also need to complete process validation on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, we may not obtain approval to launch the product or approval, launch or commercial supply after launch may be delayed.

The FDA and comparable foreign regulatory authorities may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory actions, civil actions or penalties which could harm our business.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws health information privacy and security laws, and other healthcare laws and regulations. Violations of such laws and regulations could subject us to significant penalties.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws data privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
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
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit a person or entity from, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, which also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
the federal civil monetary penalties statute, which prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental program;
•
the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the data privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
•
a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•
extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid programs in certain states;
•
a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA, or the impact any changes to the ACA may have on our ability to commercialize products or the prices we are able to obtain.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional action is taken by Congress. However, the Medicare sequester reductions under the Budget Control Act of 2011 have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures.

In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

Since COVID-19 surfaced in Fall 2019, the virus has spread to numerous countries, including the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of the COVID-19 pandemic, we have experienced and may continue to experience delays in our preclinical and planned clinical development activities. The COVID-19 pandemic has and may continue to impact our third-party manufacturers and suppliers, which could disrupt its supply chain or the availability or cost of materials. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business, and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact business, results of operations and financial condition, including its ability to obtain financing. The extent to which the COVID-19 pandemic will impact our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the continued geographic spread of the disease, the duration of the pandemic, the emergence and spread of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. As the COVID-19 pandemic continues, we could experience other disruptions that could severely impact our business, current and planned clinical trials and preclinical studies, including:

•
inability of our management to travel in connection with establishing partnerships and collaborations;
•
delays in receiving the supplies, materials and services needed to conduct preclinical studies and clinical trials;
•
disruption of our access to capital in the global financial markets;
•
delays or difficulties in enrolling patients in our Phase 1 clinical trial of RT-102 and our future planned clinical trials of our product candidates;
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

Additionally, the demand for vaccines and COVID-19 treatments may make it more difficult to obtain materials or manufacturing slots for the products needed for our planned clinical trials, which could lead to delays in these trials.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. As another example, the CCPA imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, it is anticipated that the CPRA, effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR, the UK GDPR and China’s Personal Information Protection Law (“PIPL”), impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data. We conduct clinical trials in Australia, work with companies and vendors in Asia and may be subject to new and emerging data privacy regimes in Asia, including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the United Kingdom similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If our internal technology systems or sensitive information, or those used by our third-party collaborators or other contractors or consultants, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we may process sensitive information. We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, clinical trials and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, develop, test and distribute our capsules, product candidates, and other goods and services. . We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Despite the implementation of security and back-up measures, our internal computer, server, and other information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, have and may continue to be vulnerable to the previously identified or similar threats, any of which could cause a security incident or other interruption.. A security incident or other interruption could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary information, including personal data and health-related information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

If we or our third-party collaborators, consultants, contractors, suppliers, or service providers were to suffer a security incident, for example, that resulted in the unauthorized access to or use or disclosure of personal data or health information, we may have to notify consumers, partners, collaborators, government authorities, and the media. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. Additionally, if we or our third party collaborators, consultants, contractors, suppliers, or service providers experience a security incident or are perceived to have experienced a security incident, we may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on our third-party research institution collaborators and other third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, we could incur liability and suffer reputational harm, and the development and commercialization of the RaniPill capsule and our products could be delayed.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, or that it will be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or soon after such candidates are commercialized. The exclusivity period provided by a patent is limited; in the United States, if all maintenance fees are timely paid, the expiration of a patent is generally 20 years from its earliest claimed United States non-provisional filing date. Even if patents covering our future products are obtained, once the patent life has expired, we may be open to competition from competitive products entering the market and we may suffer a subsequent decline in market share and profits. Although there may be a possibility to extend the term of one or more of our patents through various laws and regulations, most of our patents will not be eligible for such term extension. An example of legislation providing patent term extension is the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in some foreign jurisdictions, which provides a patent term extension of up to five years for patent term lost during product development and the FDA regulatory review process.

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

We are presently reliant upon an in-license with InCube Labs, LLC (“ICL”) to certain of ICL’s patent rights. Additional in-licenses with other third parties may be negotiated in the future. License agreements may impose fee, royalty, insurance, milestone, and other obligations on us. If we fail to comply with our obligations to a licensor, that licensor may have the right to terminate our license, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license. Such an occurrence would materially adversely affect our business prospects.

Further, we are presently party to a Service Agreement with ICL effective January 1, 2021, as amended in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests, and Rani LLC occupies certain facilities leased by ICL. Pursuant to the Rani LLC-ICL Service Agreement, we may engage ICL to perform development work on behalf of our company. We will wholly own intellectual property resulting from such development work only if it relates to the oral delivery of a biotherapeutic agent or sensor(the “Rani Field”), and was developed on our time and with our resources. All other resulting intellectual property will be wholly owned by ICL. ICL has agreed to exclusively license certain intellectual property to us for use solely within the Rani Field, but we may not obtain a license on favorable terms.

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

Our European patents are presently being challenged in Europe.

Our patent portfolio includes numerous issued European patents and pending European patent applications directed to various technical aspects of our business. The European Patent Office (“EPO”) provides for an opposition proceeding that could result in revocation of or amendment to a patent. We are presently involved in opposition proceedings involving three of our European patents at the EPO, all of which opposition proceedings were asserted against us by Novo Nordisk AS.

The first of the three opposition proceedings involves European Patent No. 2515992, which is generally directed to an ingestible device. In July 2021, the EPO issued a decision resulting in an amendment to the claims of the patent. We subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

The second of the three opposition proceedings involves European Patent No. 2544668, which is generally directed to a therapeutic agent preparation. In December 2021, the EPO issued a decision resulting in revocation of the patent. We subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

The last of the three opposition proceedings involves European Patent No. 3461478, which is in the same family as European Patent No. 2515992 noted above. We recently submitted a response to the EPO and we are waiting to conduct oral proceedings before receiving a decision in that case.

While we own numerous issued European patents and pending European patent applications, including several in the same patent families as the three patents noted above and which are not currently the subject of opposition proceedings, there is a risk that one or more of our issued European patents will be revoked, or have its claims amended, through an opposition process. If this were to happen to one of our European patents, the corresponding national patent in each European country in which the European patent was validated would similarly be revoked or have its claims amended. We believe that our current patent portfolio provides us with meaningful protection of the RaniPill technology in Europe even apart from the three European patents which are the subject of the current opposition proceedings. However, if the current or future opposition proceedings result in the revocation or amendment of one or more of our European patents that cover important aspects of our technology, it could have a material adverse impact on our ability to commercialize in Europe and/or a material adverse impact on our ability to defend against potential competitors in Europe.

There is a risk that we may face additional oppositions in Europe as additional European patents grant.

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

We may in the future be subject to challenges by our former employees or consultants asserting an ownership right in our intellectual property, as a result of the work they performed on our behalf. Although we generally require all of our employees and consultants and any other partners or collaborators who have access to our proprietary know-how, information or technology to assign or grant rights to us regarding inventions related to our business, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. If we fail in defending any such challenges, we may lose valuable intellectual property rights, including the loss of exclusive ownership of, or right to use, such intellectual property.

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

We are a holding company and have no material assets other than our ownership of LLC Interests of Rani LLC. As such, we have no independent means of generating net sales or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of Rani LLC and its subsidiary and distributions we receive from Rani LLC. Rani LLC and its subsidiary may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions. In August 2021, in connection with the IPO and Organizational Transactions, we entered into a Tax Receivable Agreement with certain of the Continuing LLC Owners. See the risk factor below entitled “The Tax Receivable Agreement with certain of the Continuing LLC Owners requires us to make cash payments to them in respect of certain benefits to which we may become entitled. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.”

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

If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if Rani LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

Rani LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash as dividends on our Class A common stock, the holders of units of Rani LLC would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon an exchange or redemption of their units of Rani LLC.

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

We are a party to the Tax Receivable Agreement with certain of the Continuing LLC Owners. Under the Tax Receivable Agreement, we will be required to make cash payments to certain of the Continuing LLC Owners equal to 85% of the tax benefits, if any, that we are deemed to realize (calculated using certain assumptions) as a result of (i) increases in the tax basis of assets of Rani LLC resulting from (a) any future redemptions or exchanges of LLC Interests and (b) payments under the Tax Receivable Agreement and (ii) certain other tax benefits arising from payments under the Tax Receivable Agreement. While the actual amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, future tax rates, and the amount and timing of our taxable income (prior to taking into account the tax depreciation or amortization deductions arising from the basis adjustments), we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Rani LLC attributable to our interests in Rani LLC, during the expected term of the Tax Receivable Agreement, the payments that we may make to certain of the Continuing LLC Owners could be significant. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Source of Liquidity” for further information.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service (“IRS”), or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. The Continuing LLC Owners who are parties to the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if such basis increases or other benefits are subsequently disallowed, except that any excess payments made by us to the Continuing LLC Owners under the Tax Receivable Agreement will be netted against future payments that we might otherwise be required to make to the Continuing LLC Owners under the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be sufficient future cash payments against which the prior payments can be fully netted. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. Therefore, payments could be made under the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes with respect to the Continuing LLC Owners that are the subject of the Tax Receivable Agreement.

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

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of United States government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

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

ICL currently supports certain of our general and administrative corporate functions and we occupy space within facilities owned or leased by ICL pursuant to service agreements. If we were required to replicate or replace these services sooner than planned or if one or both of the service agreements is terminated, our operations could be adversely affected.

Pursuant to the Rani LLC-ICL Service Agreement, ICL provides us certain general and administrative corporate support services. In addition, pursuant to the Rani LLC-ICL Service Agreement and a separate service agreement dated January 1, 2021 between RMS and ICL (the “RMS-ICL Service Agreement”), we sublease from ICL the office, laboratory and manufacturing space used for our operations (“Occupancy Services”).

Pursuant to the Rani LLC-ICL Service Agreement, we will wholly own intellectual property resulting from ICL’s development work that relates only to the oral delivery of sensors, small molecule drugs or biologic drugs and was developed by our team and using our resources. ICL has agreed to exclusively license certain intellectual property to us for use solely within the field of oral delivery of sensors, small molecule drugs and biologic drugs, but we may not obtain a license on favorable terms.

The Rani LLC-ICL Service Agreement will automatically renew for successive one-year terms unless sooner terminated by either party. Termination of individual services under the Rani LLC-ICL Service Agreement or RMS-ICL Service Agreement requires 60 days’ notice, and termination of Occupancy Services under the Rani LLC-ICL Service Agreement or RMS-ICL Service Agreement requires six months notice; except that the Occupancy Services in Milpitas, California will expire in February 2023, with the potential for two annual renewals, subject to approval by ICL upon nine months’ notice of renewal prior to the end of the lease term. In the event the Rani LLC-ICL Service Agreement or RMS-ICL Service Agreement is terminated by us or ICL, we will need to replicate or replace certain functions, systems, equipment or facilities to which we will no longer have the same access. Such changes may be costly to implement and disruptive to our business.

In addition, we may not be able to replace these services, systems, equipment or facilities or enter into appropriate third-party agreements therefor on terms and conditions, including cost, comparable to those that we receive from ICL under the Rani LLC-ICL Service Agreement or RMS-ICL Service Agreement, or in a time period that minimizes disruption to our operations. The loss of services or the use of systems, equipment or facilities under the Rani LLC-ICL Service Agreement or RMS-ICL Service Agreement or our inability to replace such services, systems, equipment or facilities in a timely or cost-effective manner could have an adverse effect on our operations and financial results.

We are controlled by certain of the Continuing LLC Owners, whose interests may differ from those of our public stockholders.

As of March 15, 2022, certain of the Continuing LLC Owners controlled more than 80% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. These Continuing LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. These Continuing LLC Owners are able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of these Continuing LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, these Continuing LLC Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration these Continuing LLC Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

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

Our Class B common stock has 10 votes per share, our Class A common stock has one vote per share and Class C common stock has no voting rights, except as required by law. As of March 15, 2022, holders of our outstanding Class B common stock collectively held more than 80% of the voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent more than 9% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from other stockholders and may vote in a way which may be adverse to other stockholder interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

We only recently completed our IPO, so there is limited history regarding the trading of our Class A common stock. An active trading market for our Class A common stock may not develop or be sustained. The lack of an active market may impair stockholders’ ability to sell their shares at the time or price they wish to sell them. In addition, as described further in these “Risk Factors,” a substantial percentage of our Class A common stock will continue to be held by our executive officers and pre-IPO investors. As a result of these and other factors, stockholders may be unable to resell their shares of our Class A common stock at or above the initial public offering price. Further, an inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of Class A common stock as consideration.

Our stock price may be volatile and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors including:

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
•
future sales of our Class A common stock or other securities, by us or our stockholders
•
changes in senior management or key personnel;
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
•
general political and economic conditions, including war, terrorism and other international conflicts, such as the recent Russian invasion of Ukraine as well as continued and any new sanctions against Russia by, among others, the European Union and the Unites States, which restrict a wide range of trade and financial dealings with Russia and Russian parties, public health issues including health epidemics or pandemics, such as COVID-19; and
•
other events or factors, many of which are beyond our control.

Broad market and industry fluctuations, as well as general economic, pandemic, political, regulatory, and market conditions, may negatively impact the market price of our Class A common stock. In addition, given the relatively small public float of shares of our Class A common stock on Nasdaq, the trading market for our shares may be subject to increased volatility. In the past, securities class action litigation has often been brought against companies that have experienced volatility or following a decline in the market price of its securities. This risk is especially relevant for us because medical device companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of March 15, 2022, our executive Chairman, Mir Imran beneficially owned more than 80% of the combined voting power of our Class A and Class B common stock. As a result, we will continue to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

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

Following our IPO, all of our executive officers and directors and the holders of substantially all of our equity securities were subject to lock-up agreements that restricted their ability to transfer shares of our Class A common stock, stock options and other securities convertible into, exchangeable for, or exercisable for our Class A common stock during the period ending on, and including, the 180th day after our IPO, subject to specified exceptions. The lock-up period has expired, and as a result all such shares are eligible for sale.

We have registered all of the shares of Class A common stock currently issuable upon exercise of outstanding stock options, and upon exercise or settlement of any options or other equity incentives and we intend to register all shares or such Class A common stock that we may grant in the future, for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Continuing LLC Owners are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act.

Any sales of securities by the foregoing stockholders could have a material adverse effect on the trading price of our Class A common stock.

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval and may prevent other stockholders from influencing significant corporate decisions.

As of March 15, 2022, our named executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially held more than 60% of our outstanding stock, representing over 80% of our voting power. Therefore, these stockholders have substantial influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could, among other things, delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements, and we will likely need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to continue to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation and our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and the provisions may not be enforced by a court in those other jurisdictions.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2022, which is the year covered by the second annual report following the completion of our initial public offering. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we will be required to obtain attestation as to the effectiveness of our internal control over financial reporting by an independent registered public accounting firm in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time.

If we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or comparable foreign regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Business disruptions could seriously harm our business, financial condition, and results of operations.

Our operations, and those of our CROs, suppliers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), terrorism, insurrection or war, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our business and the business of our suppliers of APIs or drug substances and the raw materials or components for our RaniPill capsule could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of APIs, drug substances, and critical materials for manufacturing our RaniPill capsules. In addition, an outbreak or other business disruption near where our clinical trials occur, like the current Phase 1 clinical trial of RT-102 in Australia, could impact our ability to recruit subjects, delay our clinical trial, and could affect our ability to complete our clinical trials within the planned time periods. In addition, business disruptions of the kind noted above, including geopolitical events like the ongoing conflict between Ukraine and Russia, could impact economies and financial markets, resulting in an economic downturn and/or inflation that could impact our ability to raise capital, increase the costs of goods and services, cause us to have to de-prioritize or stop certain business activities, diminish potential partnering opportunities, and have an adverse effect on our results of operations.

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

We are subject to export control and import laws and regulations, including the United States Export Administration Regulations, United States Customs regulations, and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the Foreign Corrupt Practices Act, (“FCPA”), the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct or may in the future conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other third-party collaborators from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties outside of the United States to sell our products internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other third-party collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. To that end, our internal control policies and procedures and employee training and compliance programs designed to deter prohibited practices ultimately may not be effective in preventing our employees, contractors, business partners, intermediaries or agents from violating or circumventing our policies and/or the law. Responding to any enforcement action or related investigation may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are currently located in San Jose, California. We lease approximately 55,000 square feet of office, research and development, production and manufacturing, and laboratory space in San Jose and Milpitas, California and San Antonio, Texas, pursuant to service agreements with ICL, a related party. The lease for the San Jose facility has a twelve month term that renews automatically on January 1st of each year for a successive twelve month period, subject to termination by either party upon a six months notice. Our lease for the Milpitas facility expires in February 2023. We have the option to renew the lease for two additional terms of twelve months each, subject to approval by ICL upon a nine months’ notice of renewal prior to the end of the lease term. Our San Antonio lease will continue until terminated by either party upon six months notice. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock is traded on the Nasdaq Stock Market LLC under the symbol “RANI.”

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination to declare or pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, capital requirements general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities.

Stockholders

As of March 28, 2022, we had 230 holders of record of our Class A common stock and 26 holders of record of our Class B common stock. The actual number of stockholders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. Shares of our Class B common stock are paired with LLC Units of Rani LLC and are held by Continuing LLC Owners. Shares of Class B common stock are not transferable independent of the LLC Units. Upon exchange of the LLC Units for Class A common stock, the corresponding shares of Class B common stock paired with such LLC Units are cancelled.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we did not issue or sell any unregistered securities other than as disclosed in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2021 and September 30, 2021.

Use of Proceeds from Registered Securities

On July 29, 2021, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-257809), as amended, filed in connection with our IPO.

Our planned use of proceeds to advance our internal pipeline has changed from a range of approximately $45.0 million to $55.0 million to approximately $30.0 million to $40.0 million, and our planned use of proceeds to advance manufacturing scale-up and automation has changed from a range of approximately $25.0 million to $35.0 million to approximately $15.0 million to $25.0 million. Except as described, there has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under “Special Note Regarding Forward-Looking Statements,” “Risk Factors” and in Part I and elsewhere in this Annual Report on Form 10-K.

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refer to Rani Therapeutics Holdings, Inc. and its consolidated subsidiaries.

Overview

We are a clinical stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. We are advancing a portfolio of oral biologic therapeutics using our proprietary delivery technology.

We have developed and clinically tested a drug-agnostic oral delivery platform, the RaniPill capsule, which can deliver any drug, including large molecules such as peptides, proteins, and antibodies. The current RaniPill capsule can deliver up to a 3 mg dose of drug with high bioavailability. We are also developing a high-capacity version known as the RaniPill HC, which is in preclinical stage and which is intended to enable delivery of drug payloads up to 20 mg with high bioavailability. Our current RaniPill capsule is optimized to orally deliver a variety of biologic therapeutics, and we are advancing development of the RaniPill HC to address biologics with higher dosing requirements. Together, we believe that the current RaniPill capsule and RaniPill HC could enable us to deliver most biologics currently on the market via a convenient, oral daily dose.

Since our inception in 2012, we have devoted the majority of our resources to research and development, manufacturing automation and scaleup, and establishing our intellectual property portfolio. To date, we have financed our operations primarily through the initial public offering ("IPO"), private placements of preferred units, issuance of convertible promissory notes, and contract revenue generated from the evaluation agreements.

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

As is common with biotechnology companies, we rely on third-party suppliers for the supply of raw materials and active pharmaceutical ingredients ("APIs") and drug substances required for the production of our product candidates. In addition, we work with third parties to manufacture and develop biologics for inclusion in the current RaniPill capsule and RaniPill HC. Design work, prototyping and pilot manufacturing are performed in-house, and we have utilized third-party engineering firms to assist with the design of manufacturing lines that support our supply of the current RaniPill capsule and RaniPill HC. Certain of our suppliers of components and materials are single source suppliers. We believe our vertically integrated manufacturing strategy will offer significant advantages, including rapid product iteration, control over our product quality and the ability to rapidly scale our manufacturing capacity. This capability also allows us to develop future generations of products while maintaining the confidentiality of our intellectual property. Our vertically integrated manufacturing strategy will result in material future capital outlays and fixed costs related to constructing and operating a manufacturing facility. We have and plan to continue to invest in automated manufacturing production lines for the current RaniPill capsule and RaniPill HC. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those projects related to our assets determined to not have an alternative future use have been expensed as research and development costs.

COVID-19 Business Impact

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and have taken and continue to take proactive efforts to protect the health and safety of our patients, study investigators, clinical research staff and employees, and to maintain business continuity. The extent of the impact of the COVID-19 pandemic on our activities is highly uncertain and difficult to predict, as the response to the pandemic is ongoing and information continues to evolve. Capital markets and economies worldwide have been significantly impacted by the COVID-19 pandemic and may be further impacted in the future. Such economic disruption could have a material adverse effect on our business. Policymakers around the globe have responded with fiscal policy actions to support the biotherapeutics industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic; however, we have experienced delays and impacts to various parts of our business, including delays due to the unavailability of vendors or delays in their availability with respect to research and development activities due to high demand or disruption to their business, delays in certain shipments of materials for our manufacturing, increases in prices charged by third parties for goods and services due to additional processes or costs resulting from COVID-19 procedures, disruption to travel which affects our ability to establish and maintain business relationships, and disruption to employee work schedules due to direct and indirect effects of COVID-19 such as government shelter-in-place mandates. What may have once been considered short-term impacts of COVID-19 may now reflect permanent costs of doing business.

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

The severity of the impact of the COVID-19 pandemic on our activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas we operate and areas where our clinical trial sites are located; the development and spread of COVID-19 variants; the timing, extent, effectiveness and durability of COVID-19 vaccine programs or other treatments; and new or continuing travel and other restrictions and public health measures, such as social distancing, business closures or disruptions. Accordingly, the extent and severity of the impact on our existing and planned clinical trials and operations is uncertain and cannot be fully predicted. Our future results of operations and liquidity could be adversely impacted by delays in existing and planned clinical trials and difficulties in recruiting patients for these clinical trials, the ongoing impact on our operating activities and employees, and the ongoing impact of any initiatives or programs that we may undertake to address financial and operational challenges. As of the date of issuance of this Annual Report on Form 10-K, the extent to which the COVID-19 pandemic may materially impact our future financial condition, liquidity or results of operations is uncertain.

Organizational Transactions

Rani Therapeutics Holdings, Inc. (“Rani Holdings”) was incorporated in April 2021 and formed for the purpose of facilitating an IPO of its Class A common stock, and to facilitate certain organizational transactions (“Organizational Transactions”) and to operate the business of Rani Therapeutics, LLC (“Rani LLC”) and its consolidated subsidiary. In connection with the IPO, we established a holding company structure with Rani Holdings as the holding company and its principal asset being the Class A common units (“Class A Units”) of Rani LLC that it owns. As the sole managing member of Rani LLC, Rani Holdings operates and controls all of Rani LLC’s operations, and through Rani LLC and its subsidiary, conducts all of Rani LLC’s business and the financial results of Rani LLC and its consolidated subsidiary are included in the consolidated financial statements of Rani Holdings.

Rani LLC has been, and after the IPO continues to be, treated as a pass-through entity for U.S. federal and state income tax purposes and accordingly has not been subject to U.S. federal or state income tax. The wholly owned subsidiary of Rani LLC, Rani Management Services, Inc. (“RMS”), which was incorporated in 2019, is taxed as a corporation for U.S. federal and most applicable state, local income tax and foreign tax purposes. As a result of its ownership of interests in Rani LLC ("LLC Interests"), Rani Holdings is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Rani LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our operations and may be required to make payments under the Tax Receivable Agreement with certain of the individuals and entities that continue to hold interests in Rani LLC after the IPO (the "Continuing LLC Owners"). The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of our Class B common stock (together referred to as a "Paired Interest"), in return for shares of our Class A common stock on a one-for-one basis provided that, at our election, we may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if, at the election of the Continuing LLC Owners, we redeem or exchange such Paired Interest pursuant to the terms of the Rani LLC Agreement. These exchanges and redemptions may result in increases in the tax basis of the assets of Rani LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of income tax that Rani Holdings would otherwise be required to pay in the future. This tax basis may also decrease the gains (or increase the losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of exchanges, and the resulting amounts we will likely pay out to the Continuing LLC Owners pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial in the event we are profitable.

Components of Results of Operations

Contract Revenue

To date, we have not generated any revenue from commercial product sales and do not expect to generate any revenue from the sale of commercial products in the foreseeable future. Our only revenue has been derived from evaluation agreements, which are recorded as contract revenue. As of December 31, 2021, we had no active evaluation agreements, and therefore we expect that our revenue for the next several years will be derived from any new agreements that we may enter into in the future.

Our ability to generate commercial product revenue and to become profitable will depend upon our ability to successfully develop, obtain regulatory approval for and commercialize the RaniPill capsule and RaniPill HC. Because of the numerous risks and uncertainties associated with product development, regulatory approval and commercialization, we are unable to predict the amount, timing or whether we will be able to obtain commercial product revenue.

Operating Expenses

Our operating expenses consisted of research and development and general and administrative activities.

Research and Development Expense

Research and development expense consists primarily of direct and indirect costs incurred in connection with our research and development activities to develop the RaniPill capsule and RaniPill HC. These expenses include:

External expenses, consisting of:

•
expenses associated with contract research organizations ("CROs"), for managing and conducting clinical trials;
•
expenses associated with laboratory supplies, drug material for clinical trials, developing and manufacturing of the RaniPill capsule, RaniPill HC and other materials;
•
expenses associated with preclinical studies performed by third parties; and
•
expenses associated with consulting, legal fees for patent matters, advisors, and other external services.

Internal expenses, consisting of:

•
expenses including salaries, bonuses, equity-based compensation and benefits for personnel engaged in the research and development functions;
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

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, the RaniPill capsule and RaniPill HC. We expect our research and development expenses to increase significantly in the foreseeable future as we continue to invest in activities related to testing and developing the RaniPill capsule and RaniPill HC, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for the RaniPill capsule and RaniPill HC upon successful completion of clinical trials, and incur expenses associated with hiring additional personnel to support the research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, the successful development of the RaniPill capsule and RaniPill HC is highly uncertain, and we may never succeed in achieving regulatory approval for the RaniPill capsule and RaniPill HC.

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

We anticipate that our general and administrative expenses will increase significantly in the foreseeable future as additional administrative personnel and services are required to manage and support the development of the RaniPill capsule and RaniPill HC. We also anticipate that we will incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income on our cash and cash equivalents and income (expense) associated with re-measurements of the estimated fair value of preferred unit warrants and loss on the extinguishment of debt.

Non-Controlling Interest

Non-controlling interest ("NCI") represents the portion of income or loss, net assets and comprehensive loss of our consolidated subsidiary that is not allocable to Rani Holdings based on its percentage of ownership of Rani LLC.

In August 2021, based on the Organizational Transactions, Rani Holdings became the sole managing member of Rani LLC. As of December 31, 2021, Rani Holdings held approximately 39% of the Class A Units of Rani LLC, and approximately 61% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, we report NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on our consolidated balance sheet as of December 31, 2021. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to December 31, 2021, there were no exchanges of Paired Interests.

Tax Receivable Agreement

In August 2021, in connection with the IPO and Organizational Transactions, we entered into a tax receivable agreement ("TRA") with certain of the Continuing LLC Owners. The TRA provides that we pay to such Continuing LLC Owners, 85% of the amount of tax benefits, if any, it is deemed to realize (calculated using certain assumptions) as a result of (i) increases in the tax basis of assets of Rani LLC resulting from (a) any future redemptions or exchanges of Paired Interests and (b) payments under the TRA and (ii) certain other benefits arising from payments under the TRA (collectively the “Tax Attributes”).

A liability for the payable to parties subject to the TRA, and a reduction to stockholders’ equity, is accrued when (i) an exchange of a Paired Interest has occurred and (ii) when it is deemed probable that the Tax Attributes associated with the exchange will be used to reduce our taxable income based on the contractual percentage of the benefit of Tax Attributes that we expect to receive over a period of time. No exchanges of Paired Interests had occurred through December 31, 2021 and therefore no liability had been accrued for the TRA.

Relationship with InCube Labs

Services Agreements

In January 2019, Rani LLC entered into a one year service agreement with InCube Labs, LLC (“ICL”). This service agreement was amended in January 2020 to extend the period for an additional year and expired in December 2020. In June 2021, Rani LLC entered into a Service Agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve month term and will automatically renew for a successive twelve month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2023, with the potential for two annual renewals, subject to approval by ICL upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively.

In June 2021, RMS entered into a Service Agreement with ICL (the “RMS-ICL Service Agreement”) effective retrospectively to January 1, 2021, pursuant to which ICL agreed to rent a specified portion of its facility to RMS. Additionally, RMS and ICL agreed to provide personnel services to the other upon requests based on rates specified in the RMS-ICL Service Agreement. The RMS-ICL Service Agreement has a twelve month term and will automatically renew for successive twelve month periods unless terminated. RMS or ICL may terminate services under the RMS-ICL Service Agreement upon 60 days' notice to the other party, except for occupancy which requires six months notice. The RMS-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or RMS, respectively, as well as allocations of expenses based upon RMS’s utilization of ICL’s facilities and equipment.

Our eligible employees are permitted to participate in ICL’s 401(k) Plan (“401(k) Plan”). Participation in the 401(k) Plan is offered for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements.

As of December 31, 2021, all of our facilities are owned or leased by an entity affiliated with one of our directors, who is also the owner of ICL. We pay for the use of these facilities through the RMS-ICL Service Agreement.

The table below details the amounts charged by ICL for services and rent, net of the amount that RMS charged ICL of $0.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively, which is included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,115	$535
General and administrative	735	1,826
Total	$1,850	$2,361

Equity-Based Compensation

In connection with the IPO and Organizational Transactions, we effectuated an exchange of all outstanding Profits Interests into Class A Units including certain Profits Interests related to ICL and its affiliates ("ICL Holders"). Upon the IPO and Organizational Transactions, the performance condition was met for all Profits Interest no longer subject to a service based vesting condition resulting in the recognition of compensation cost associated with these awards. ICL Holders of 919,282 Class A Units exchanged 854,807 such units for our Class A common stock, the remaining 64,475 Class A Units of Rani LLC continue to be outstanding and are exchangeable for our Class A common stock at the option of the ICL Holders.

The following table summarizes the components of equity-based compensation expense recorded in the consolidated statement of operations and comprehensive loss related to awards granted to employees of ICL and its affiliates by Rani Holdings (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$644	$—
General and administrative	2,999	—
Total	$3,643	$—

Financing activity

From inception to December 31, 2017, we advanced funds to ICL, and ICL made payments directly to certain vendors on behalf of us. We have reimbursed ICL for all such payments at cost on a monthly basis. In June 2017, we converted the outstanding advances of $6.6 million to ICL into three notes receivable. The notes provided for interest at 1.97% compounded annually, loan fees of 2.75% and were payable upon demand to us any time after January 1, 2024. During the year ended December 31, 2021 and 2020, we received $1.7 million and $0.2 million, respectively, for interest and principal on the remaining ICL note receivable, respectively. As of December 31, 2020, $1.7 million of the note was outstanding. The outstanding balance, including all accrued interest, was fully repaid in March 2021.

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

Exclusive License Agreement

In June 2021, we and ICL entered into an Amended and Restated Exclusive License Agreement which replaces the 2012 Exclusive License Agreement, as amended in 2013, and terminates the Intellectual Property Agreement, as amended in June 2013. Under the Amended and Restated Exclusive License Agreement, we have a fully paid, exclusive license under certain scheduled patents related to optional features of the device and certain other scheduled patents to exploit products covered by those patents in the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine. We will cover patent-related expenses and, after a certain period, we will have the right to acquire four specified United States patent families from ICL by making a one-time payment of $0.3 million to ICL for each United States patent family that we desire to acquire, up to $1.0 million in the aggregate. This payment will not become an obligation until the fifth anniversary of the Amended and Restated Exclusive License Agreement. The Amended and Restated Exclusive License Agreement will terminate when there are no remaining valid claims of the patents licensed under the Amended and Restated Exclusive License Agreement. Additionally, we may terminate the Amended and Restated Exclusive License Agreement in its entirety or as to any particular licensed patent upon notification to ICL of such intent to terminate.

Non-Exclusive License Agreement between Rani and ICL (“Non-Exclusive License Agreement”)

In June 2021, we entered into the Non-Exclusive License Agreement with ICL, pursuant to which we granted ICL a non-exclusive, fully-paid license under specified patents that were assigned from ICL to us. Additionally, we agreed not to license these patents to a third party in a specific field outside the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine, if ICL can prove that it or its sublicensee has been in active development of a product covered by such patents in that specific field. ICL may grant sublicenses under this license to third parties only with our prior approval. The Non-Exclusive License Agreement will continue in perpetuity unless terminated.

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

Tax Receivable Agreement

ICL is party to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions. The TRA provides that we pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests.

Registration Rights Agreement

In connection with the IPO, we entered into a Registration Rights Agreement with the Continuing LLC Owners, including ICL. The Registration Rights Agreement provides the Continuing LLC Owners certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, the Continuing LLC Owners can require us to register under the Securities Act shares of Class A common stock issuable to them upon, at our election, redemption or exchange of their LLC Interests. The Registration Rights Agreement also provides for piggyback registration rights for the Continuing LLC Owners.

Rani LLC Agreement

We operate our business through Rani LLC and its subsidiary. In connection with the IPO, we and the Continuing LLC Owners, including ICL, entered into the Fifth Amended and Restated LLC Agreement of Rani LLC (the “Rani LLC Agreement”). The governance of Rani LLC, and the rights and obligations of the holders of LLC Interests, are set forth in the Rani LLC Agreement. As a Continuing LLC Owner, ICL is entitled to exchange, subject to the terms of the Rani LLC Agreement, Paired Interests for our Class A common stock; provided that, at our election, we may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. No exchanges by ICL of Paired Interests occurred during the year ended December 31, 2021.

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

Results of Operations

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2021	2020
Contract revenue	$2,717	$462
Operating expenses
Research and development	26,482	12,044
General and administrative	27,834	4,962
Total operating expenses	$54,316	$17,006
Loss from operations	(51,599)	(16,544)
Other income (expense), net
Interest income	89	63
Loss on extinguishment of debt	(700)	—
Interest expense and other, net	(466)	(124)
Change in estimated fair value of preferred unit warrant	(371)	(63)
Loss before income taxes	(53,047)	(16,668)
Income tax expense	(41)	(35)
Net loss and comprehensive loss	$(53,088)	$(16,703)
Net loss attributable to non-controlling interest	(44,757)	(16,703)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(8,331)	$—

Contract Revenue

Contract revenue was $2.7 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively, which was attributable to the evaluation agreement with Takeda. In 2021, $0.7 million of revenue related to the timing of work performed under the agreement and remaining $2.0 million of deferred revenue, as a result of the termination of the agreement. The termination of the contract was considered a modification of the arrangement, and the deferred revenue under this agreement was fully recognized in the second quarter of 2021.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Year Ended December 31,
	2021	2020
Payroll, equity-based compensation and related benefits	$20,120	$6,794
Facilities, materials and supplies	3,595	2,449
Third-party services	2,429	2,690
Other	338	111
Total	$26,482	$12,044

Research and development expenses were $26.5 million for the year ended December 31, 2021, compared to $12.0 million for the year ended December 31, 2020. The change in research and development expense was attributed to an increase of $13.3 million in salaries and related benefit costs due to higher headcount, which includes $8.2 million of equity-based compensation, of which $6.2 million was attributed to the vesting and recognition of the Profits Interests expense in connection with the IPO and Organizational Transactions, plus additional expense as a result of a modification of certain Profits Interests, and an increase in laboratory supplies of $1.1 million, partially offset by a reduction in third-party services of $0.3 million for the development of our manufacturing processes that occurred in 2020 and did not recur in 2021.

General and Administrative Expenses

General and administrative expenses were $27.8 million for the year ended December 31, 2021, compared to $5.0 million for the year ended December 31, 2020. During the year ended December 31, 2021, our equity-based compensation expense increased by $14.4 million, of which $10.7 million was attributed to the vesting and recognition of the Profits Interests expense in connection with the IPO and Organizational Transactions, plus additional expense as a result of a modification of certain Profits Interests. Additionally, professional and consulting services expense increased by $3.8 million primarily due to the costs associated with preparing to operate as a public company, payroll and related benefits increased by $2.5 million due to higher headcount, facility costs increased $1.7 million to support the higher headcount, and travel costs increased $0.4 million.

Other Income (Expense), Net

Other expense, net, was $1.4 million for the year ended December 31, 2021, which primarily related to $0.7 million of loss on the extinguishment of debt in July 2021, $0.5 million of interest expense on the debt, and $0.4 million due to the increase in the estimated fair value of the Series E preferred unit warrants prior to their conversion. Other expense, net, was $0.1 million for the year ended December 31, 2020, which was primarily due to the interest expense on the debt.

Liquidity and Capital Resources

Source of Liquidity

We have not generated any revenue from commercial product sales and have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products, and we do not expect to generate revenue from sales of commercial products for several years, if at all. We anticipate that we will continue to incur net losses for the foreseeable future. Since our inception, we have devoted substantially all of our resources on organizing and staffing our company, business planning, research and development activities, including the RaniPill platform design, drug formulation, preclinical studies, clinical trials, manufacturing automation and scale up, establishing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through an IPO, private placements of Rani LLC preferred units and the issuance of convertible promissory notes, with aggregate gross proceeds of $282.4 million, as well as revenue generated from evaluation agreements. In August 2021, we raised net proceeds of $73.6 million from the IPO. As of December 31, 2021, we had cash and cash equivalents of $117.5 million.

In April 2020, we received loan proceeds in the amount of approximately $1.3 million under the Paycheck Protection Program, established pursuant to the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), with Comerica Bank as the lender (the “PPP Loan”). We used this loan for eligible purposes, including payroll, benefits, rent and utilities. The loan bore interest at 1.0% per annum. In September 2021, we repaid in full the $1.3 million of principal and interest related to the PPP Loan.

In September 2020, we entered into a secured convertible loan agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., for loan proceeds of up to $10.0 million. As of December 31, 2021, we had drawn down $3.0 million under the Avenue Loan Agreement. The Loan bore interest at a variable rate per annum equal to the sum of (i) the greater of (A) the Prime Rate and (B) three and one-quarter percent (3.25%), plus (ii) eight percent (8.00%), compounded monthly until its maturity date of September 1, 2023, at which time all outstanding principal and interest would become due and payable in cash if not already converted. Our obligations under the Avenue Loan Agreement were secured by a first priority security interest in substantially all of our assets. In connection with the Avenue Loan Agreement, we issued warrants of 118,929 units of Series E preferred units (the “Series E Warrants”). The Series E Warrants were exercisable for a period of seven years from the date of grant at an exercise price of $7.1471 per unit. The loan was convertible at the option of the holder into our Series E convertible preferred units. In July 2021, we repaid in full the $3.0 million of principal and approximately $0.5 million of final payment and fees under the Avenue Loan Agreement.

In October 2020, we entered into the Fourth Amended and Restated Limited Liability Company Agreement, which authorized the sale and issuance of up to 10,493,767 Series E Preferred Units. As of December 31, 2021, we had issued the total authorized amount at a price of $7.1471 for gross proceeds of $75.0 million. In conjunction with the IPO and Organizational Transactions, the Series E warrants were settled with 62,877 shares of our Class A common stock.

After completion of the IPO, Rani Holdings became a holding company and has no material assets other than its ownership of LLC Interests. We have no independent means of generating revenue. The Rani LLC Agreement that went into effect at the closing the IPO provides that certain distributions will be made to cover the taxes of the owners of LLC Interests and our obligations under the Tax Receivable Agreement which was entered into with certain of the Continuing LLC Owners.

Since our inception, we have incurred significant losses and negative cash flows from operations. Our net losses were $53.1 million and $16.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $8.3 million. We expect to continue to incur significant losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Until such time as we can generate sufficient revenue from commercial product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings, or other capital sources, which may include strategic collaborations or other arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

Tax Receivable Agreement

We entered into a Tax Receivable Agreement with certain of the Continuing LLC Owners in August 2021 in connection with the IPO. The Tax Receivable Agreement provides for our payment to certain of the Continuing LLC Owners of 85% of the amount of tax benefits, if any, that we are deemed to realize as a result of any basis adjustments and certain other tax benefits arising from payments under the Tax Receivable Agreement. We will have in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of LLC Interests for shares of our Class A common stock or cash occurs. These Tax Receivable Agreement payments are not conditioned upon any continued ownership interest in either Rani Holdings or Rani LLC by such Continuing LLC Owners. The rights of such Continuing LLC Owners under the Tax Receivable Agreement are assignable to transferees of their LLC Interests (other than us as transferee pursuant to subsequent redemptions (or exchanges) of the transferred LLC Interests). We expect to benefit from the remaining 15% of tax benefits, if any, that we may realize. Due to the uncertainty of various factors, we cannot precisely quantify the tax benefits we may realize as a result of LLC Interest exchanges and the resulting amounts we may need to pay out to certain of the Continuing LLC Owners pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial.

As there have been no transactions which have occurred which would trigger a liability under this agreement, we have not recognized any deferred tax assets or liabilities related to this agreement as of December 31, 2021.

Future Funding Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development of the RaniPill capsule and RaniPill HC and because the extent to which we may enter into strategic collaborations or other arrangements with third parties for development of the RaniPill capsule and RaniPill HC is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

To date, we have not generated any commercial product revenue. We do not expect to generate any commercial product revenue unless and until we obtain regulatory approval and commercialize any of our commercial product candidates, and we do not know when, or if at all, that will occur. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our programs, manufacturing automation and scaleup, and general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance the RaniPill capsule and RaniPill HC. In addition, we expect to incur additional costs operating as a public company.

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
•
the willingness of the U.S. Food and Drug Administration (“FDA”), or other regulatory authorities to accept data from our clinical trials, as well as data from our completed and planned clinical trials and preclinical studies and other work, as the basis for review and approval of the RaniPill capsule and RaniPill HC for various indications;
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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(32,245)	$(14,960)
Net cash used in investing activities	(506)	(1,200)
Net cash provided by financing activities	77,146	72,682
Net increase in cash and cash equivalents	$44,395	$56,522

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $32.2 million, which was primarily attributable to a net loss of $53.1 million, partially offset by the equity-based compensation expense of $22.6 million, a loss on the extinguishment of the debt of $0.7 million, non-cash depreciation and amortization of $0.5 million, and the change in the estimated fair value of our preferred unit warrant liability of $0.4 million.

Additionally there was an increase of $2.0 million in prepaid expenses and other assets due to director and officer insurance as a result of becoming a publicly traded company, an increase in accrued expenses of $0.7 million, and a decrease in deferred revenue of $2.7 million.

Net cash used in operating activities for the year ended December 31, 2020 was $15.0 million, which was primarily attributable to a net loss of $16.7 million, partially offset by non-cash depreciation and amortization of $0.6 million, an increase in accounts payable of $0.9 million, the payment of the related party payable balance of $1.8 million, and an increase in deferred revenue of $2.5 million.

Investing Activities

For the years ended December 31, 2021 and 2020, net cash used in investing activities was $0.5 million and $1.2 million, respectively, consisting solely of purchases of property and equipment.

Financing Activities

For the year ended December 31, 2021, cash provided by financing activities was approximately $77.1 million, consisting of the proceeds from the issuance of Class A common stock sold in the IPO for net proceeds of $73.6 million, the sale and issuance of our Series E Preferred Units for net proceeds of $6.3 million, and $1.7 million of principal payments received from our related party note receivable, partially offset by repayments of the PPP Loan of $1.3 million and convertible loan of $3.3 million.

For the year ended December 31, 2020, cash provided by financing activities was approximately $72.7 million, consisting of net proceeds from the sale and issuance of preferred units of $68.5 million, proceeds from the PPP Loan of $1.3 million, and net proceeds from the issuance of the convertible loan for net proceeds of $2.8 million.

Contractual Obligations and Other Commitments

Rani LLC pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement, which is accounted for as an operating lease. The lease requires for certain payments of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. The RMS-ICL Service Agreement has a twelve month term and will automatically renew for successive twelve month periods unless RMS or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months notice. As of December 31, 2021, no renewal option periods were included in the estimated minimum lease terms as the options were not deemed to be reasonably assured to be exercised. Total operating lease expense incurred with ICL was and $0.8 million for each of the years ended December 31, 2021 and 2020. Subsequently, pursuant to the Rani LLC-ICL Service Agreement, as amended in March 2022, the future aggregate minimum lease payments associated with the Occupancy Services total $0.4 million.

In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operation is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

Clinical and preclinical costs are a component of research and development expense. We accrue and expense clinical and pre-clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with its service providers. We determine the actual costs through discussions with internal personnel and external service providers as to the progress or stage of completion of services and the agreed-upon fee to be paid for such services.

Equity-Based Compensation

Stock-Based Compensation

In July 2021, we adopted and our stockholders approved, the Rani Therapeutics Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). We have subsequently granted stock options to purchase shares of our Class A common stock as well as restricted stock units (“RSUs”) and restricted stock awards ("RSAs") from the 2021 Plan to both employees and non-employees. We measure stock-based compensation at fair value on the grant date of the award. The fair value of employee and nonemployee RSUs is determined based on the number of shares granted and the closing market price of our Class A common stock on the date of grant. The fair value of employee RSAs is determined based on the estimated fair value of our Class A common stock on the grant date and is subject to our reacquisition right which is accounted for as a forfeiture provision. For awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures as they occur. Stock-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant. The assumptions and estimates are as follows:

•
Expected term - The expected term represents the period of time that stock option awards are expected to remain outstanding. The Company estimates the expected term as the midpoint between actual or expected vesting date and the contractual term.
•
Expected volatility - The expected volatility was derived from the historical stock volatilities of peer public companies within the Company's industry that are considered to be comparable businesses over a period equivalent to the expected term of the stock option awards, since there has been limited trading history of the Company's stock.
•
Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock option awards’ expected term.
•
Expected dividend yield - The expected dividend yield is zero as the Company has no plans to make dividend payments.

Such assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. If actual results are not consistent with our assumptions and judgments used in making these estimates, we may be required to increase or decrease compensation expense, which could be material to our consolidated results of operations and comprehensive loss.

Unit-Based Compensation

Prior to the IPO, Rani LLC had granted equity-based awards to employees, members of the Board of Managers and nonemployees, including ICL employees and consultants, in the form of non-vested incentive units (“Profits Interests”) and/or options to purchase common units. All awards of Profits Interests and options to purchase common units were measured based on the estimated fair value of the award on the date of grant. Forfeitures were recognized when they occurred. All of the Profits Interests were subject to service and performance-based conditions and we evaluate the probability of achieving each performance-based condition at each reporting date and recognized equity-based compensation expense for employee and consultant awards and distributions of equity for ICL employee awards in the consolidated financial statements when it was deemed probable that the performance-based condition would be met using the accelerated attribution method over the requisite service period. The options to purchase common units were subject to service conditions and generally vested over three or four years.

As there has been no public market for the fair value of our units, the fair value of our preferred units, which is an input into the estimated fair value of our preferred unit warrants, and Profits Interests has been determined by our board of directors with the assistance of management and an independent third-party valuation specialist. We believe our board of directors has the relevant experience and expertise to determine the fair value of our preferred units and Profits Interests. In determining the fair value of the preferred units and Profits Interests, the methodologies used to estimate the enterprise values were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“AICPA Accounting and Valuation Guide”). In accordance with the AICPA Accounting and Valuation Guide, our board of directors considered the following methods:

•
Current value method - Under the Current Value Method, our value is determined based on our balance sheet. This value is then first allocated based on the liquidation preference associated with preferred units issued as of the valuation date, and then any residual value is assigned to the common units and Profits Interests.
•
Option-pricing method - Under the option-pricing method, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred units, common units and Profits Interests are inferred by analyzing these options.
•
Probability-weighted expected return method - The probability-weighted expected return method, is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each unit class.

The assumptions we use in the valuation model are based on future expectations combined with management’s judgment. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the preferred units and Incentive Units as of the date of reporting period or each award, including the following factors:

•
independent valuations performed at periodic intervals by an independent third-party valuation firm;
•
the prices at which we sold shares of preferred units and the superior rights and preferences of the preferred units relative to our common units at the time of each grant;
•
the progress of our research and development programs, including the status and results of preclinical studies for our product candidates; • our stage of development and commercialization and our business strategy;
•
external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
•
our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•
the lack of an active public market for our common units, preferred units or preferred unit warrants;
•
the likelihood of achieving a liquidity event, such as an IPO, or sale of our company in light of prevailing market conditions; and
•
the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

The assumptions underlying these valuations represented our board of directors and management develop best estimates based on application of these approaches and the assumptions underlying these valuations, giving careful consideration to the advice from our third-party valuation expert. Such estimates involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

Recently Adopted Accounting Standards

For a description of the expected impact of recent accounting pronouncements, see “Note 2. Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID:42)	109
Consolidated Balance Sheets as of December 31, 2021 and 2020	110
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021 and 2020	111
Consolidated Statements of Changes in Stockholders’ Equity/Convertible Preferred Units and Members' Deficit for the Years ended December 31, 2021 and 2020	112
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020	113
Notes to the Consolidated Financial Statements	114

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rani Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rani Therapeutics Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity / convertible preferred units and members' deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Redwood City, California

March 30, 2022

RANI THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$117,453	$73,058
Related party note receivable	—	1,720
Prepaid expenses	2,142	167
Total current assets	119,595	74,945
Property and equipment, net	4,612	4,470
Total assets	$124,207	$79,415
Liabilities, Convertible Preferred Units and Stockholders' Equity / Members’ Deficit
Current liabilities:
Accounts payable	$1,080	$537
Related party payable	126	145
Accrued expenses	1,434	550
Deferred revenue	—	2,717
Current portion of long-term debt	—	1,359
Total current liabilities	2,640	5,308
Preferred unit warrant liability	—	320
Long-term debt, less current portion	—	2,412
Total liabilities	2,640	8,040
Commitments and contingencies (Note 10)
Convertible preferred units	—	184,714
Stockholders' equity / (members’ deficit):
Common units	—	664
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of December 31, 2021	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 19,712 issued and outstanding as of December 31, 2021	2	—
Class B common stock, $0.0001 par value - 40,000 shares authorized; 29,290 issued and outstanding as of December 31, 2021	3	—
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	55,737	—
Accumulated deficit	(8,331)	(114,003)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc. / (members' deficit)	47,411	(113,339)
Non-controlling interest	74,156	—
Total stockholders' equity / (members' deficit)	121,567	(113,339)
Total liabilities, convertible preferred units and stockholders' equity / (members' deficit)	$124,207	$79,415

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Contract revenue	$2,717	$462
Operating expenses
Research and development	26,482	12,044
General and administrative	27,834	4,962
Total operating expenses	$54,316	$17,006
Loss from operations	(51,599)	(16,544)
Other income (expense), net
Interest income	89	63
Loss on extinguishment of debt	(700)	—
Interest expense and other, net	(466)	(124)
Change in estimated fair value of preferred unit warrant	(371)	(63)
Loss before income taxes	(53,047)	(16,668)
Income tax expense	(41)	(35)
Net loss and comprehensive loss	$(53,088)	$(16,703)
Net loss attributable to non-controlling interest	(44,757)	(16,703)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(8,331)	$—
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.43)
Weighted-average Class A common shares outstanding—basic and diluted	19,534

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Changes in STOCKHOLDERS’ Equity/CONVERTIBLE PREFERRED UNITS AND MEMBERS' Deficit

(in thousands)

			Class A Common Stock		Class B Common Stock
	Convertible Preferred Units	Members’ Deficit	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity/(Members' Deficit)
Balance at December 31, 2019	$115,505	$(96,636)	—	—	—	—	—	—	—	$(96,636)
Cashless exercise of Series B Preferred warrants	718	—	—	—	—	—	—	—	—	—
Issuance of Series E Preferred Units, net of issuance costs of $190	68,491	—	—	—	—	—	—	—	—	—
Net loss	—	(16,703)	—	—	—	—	—	—	—	$(16,703)
Balance at December 31, 2020	$184,714	$(113,339)	—	$—	—	$—	$—	$—	$—	$(113,339)
Activity prior to initial public offering ("IPO") and related Organizational Transactions
Issuance of Series E preferred units	6,320	—	—	—	—	—	—	—	—	—
Equity-based compensation from secondary sales transactions	—	453	—	—	—	—	—	—	—	453
Exercise of warrant for common units	—	26	—	—	—	—	—	—	—	26
Settlement of preferred unit warrant liability	691	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	17,324	—	—	—	—	—	—	—	17,324
Net loss	—	(31,727)	—	—	—	—	—	—	—	(31,727)
Effects of the IPO and related Organizational Transactions
Effects of Organizational Transactions	(191,725)	127,263	12,048	1	29,290	3	18,106	—	46,352	191,725
Issuance of Class A common stock in connection with the IPO, net of issuance costs of $10,686	—	—	7,667	1	—	—	73,647	—	—	73,648
Non-controlling interest adjustment for purchase of newly issued Class A units of Rani LLC with proceeds from the IPO	—	—	—	—	—	—	(37,895)	—	37,895	—
Net loss	—	—	—	—	—	—	—	(149)	(233)	(382)
Activity subsequent to the IPO and related Organizational Transactions
Equity-based compensation	—	—	—	—	—	—	1,880	—	2,940	4,820
Forfeiture of restricted stock awards	—	—	(3)	—	—	—	(1)	—	(1)	(2)
Net loss	—	—	—	—	—	—	—	(8,182)	(12,797)	(20,979)
Balance at December 31, 2021	$—	$—	19,712	$2	29,290	$3	$55,737	$(8,331)	$74,156	$121,567

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(53,088)	$(16,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497	589
Equity-based compensation expense	22,595	—
Change in fair value of preferred unit warrant liability	371	63
Loss on extinguishment of debt	700	—
Other	109	47
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,975)	(9)
Accounts payable	543	933
Accrued expenses	739	(636)
Related party payable	(19)	(1,782)
Deferred revenue	(2,717)	2,538
Net cash used in operating activities	(32,245)	(14,960)
Cash flows from investing activities
Purchases of property and equipment	(506)	(1,200)
Net cash used in investing activities	(506)	(1,200)
Cash flows from financing activities
Proceeds from issuance of Class A common stock sold in the IPO, net of issuance costs	73,648	—
Proceeds from issuance of preferred units, net of issuance costs	6,320	68,491
Proceeds from exercise of warrants for common units	26	—
Proceeds from the Paycheck Protection Program Loan	—	1,254
Repayment of the Paycheck Protection Program Loan	(1,254)	—
Proceeds from issuance of convertible note, net of issuance costs	—	2,781
Repayment of convertible note	(3,314)	—
Principal and interest repayments from related party for note receivable	1,720	156
Net cash provided by financing activities	77,146	72,682
Net increase in cash and cash equivalents	44,395	56,522
Cash and cash equivalents, beginning of period	73,058	16,536
Cash and cash equivalents, end of period	$117,453	$73,058
Supplemental disclosures of cash flow information
Cash paid for interest	$285	$57
Cash paid for income taxes	$73	$—
Supplemental disclosures of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$145	$—
Settlement of preferred unit warrant liability	$691	$—
Exchange of Class A Units of Rani LLC from the Former LLC Owners	$132,527	$—
Reissuance of previously expired warrant for Series B preferred units	$—	$718
Cashless exercise of warrant for Series B preferred units	$—	$718

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Notes to THE Consolidated Financial Statements

1. Organization and Nature of Business

Description of Business

Rani Therapeutics Holdings, Inc. (“Rani Holdings”) was formed as a Delaware corporation in April 2021 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, and to facilitate certain organizational transactions and to operate the business of Rani Therapeutics, LLC (“Rani LLC”) and its consolidated subsidiary, Rani Management Services, Inc. (“RMS”). Rani Holdings and its consolidated subsidiaries, Rani LLC and RMS are collectively referred to herein as “Rani” or the “Company.”

The Company is a clinical stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. The Company is advancing a portfolio of oral biologic therapeutics using its proprietary delivery technology, the RaniPill capsule, which can deliver any drug, including large molecules such as peptides, proteins, and antibodies. The Company is headquartered in San Jose, California and operates in one segment.

Up to December 31, 2019, Rani LLC maintained no employees of its own and contracted InCube Labs, LLC (“ICL”), the majority common unit holder of Rani LLC and a related party, through service agreements to provide research, development and administrative services. ICL and Rani LLC have common management and interest holders and, in the course of performing under the terms of the service agreements, ICL employees acted on behalf of Rani LLC. Effective January 1, 2020, the ICL personnel that were substantially dedicated to providing services to Rani LLC were hired by RMS as full-time employees (Note 6).

Initial Public Offering and Organizational Transactions

In August 2021, the Company closed its IPO and sold 7,666,667 shares of its Class A common stock, including shares issued pursuant to the exercise in full of the underwriters’ option, for cash consideration of $11.00 per share and received approximately $73.6 million in net proceeds, after deducting underwriting discounts, offering costs and commissions. The Company used the proceeds from the IPO to purchase 7,666,667 newly issued economic nonvoting Class A units (“Class A Units”) of Rani LLC.

In connection with the IPO, the Company was party to the following organizational transactions (the “Organizational Transactions”):

•
Amended and restated Rani LLC’s operating agreement (the “Rani LLC Agreement”) to appoint the Company as the sole managing member of Rani LLC and effectuated an exchange of all outstanding (i) convertible preferred units, automatic or net exercised warrants to purchase preferred units and common units, and common units of Rani LLC, into Class A Units and an equal number of voting noneconomic Class B units (“Class B Units”) and (ii) all Profits Interests into Class A Units. In connection with the closing of the IPO, each LLC interest was exchanged 1 for 0.5282 as determined and predicated on the initial public offering price of the Company’s Class A common stock;
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
•
Entered into a Registration Rights Agreement with certain of the Continuing LLC Owners.

The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired

Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. Certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock have the ability to exchange their Class A Units of Rani LLC for 1,545,522 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $53.1 million for the year ended December 31, 2021. As of December 31, 2021, the Company had an accumulated deficit of $8.3 million and for the year ended December 31, 2021 had negative cash flows from operations of $32.2 million. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues to develop the RaniPill capsule. The Company expects that its cash and cash equivalents of $117.5 million as of December 31, 2021 will be sufficient to fund its operations through at least twelve months from the date the consolidated financial statements are issued. The Company expects to finance its future operations with its existing cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, collaboration or licensing agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders and holders of interests in the Company. The Company will not generate any revenue from product sales unless, and until, it successfully completes clinical development and obtains regulatory approval for the RaniPill capsule. If the Company obtains regulatory approval for the RaniPill capsule, it expects to incur significant expenses related to developing its internal commercialization capability to support manufacturing, product sales, marketing, and distribution.

The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the market interest of the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. Market volatility resulting from the novel coronavirus disease (“COVID-19”) pandemic or other factors could also adversely impact the Company’s ability to access capital when and as needed.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company operates and controls all of the business and affairs of Rani LLC and, through Rani LLC and its subsidiary, conducts its business. Because the Company manages and operates the business and controls the strategic decisions and day-to-day operations of Rani LLC and also has a substantial financial interest in Rani LLC, the Company consolidates the financial results of Rani LLC, and a portion of its net loss is allocated to the non-controlling interests in Rani LLC held by the Continuing LLC Owners. All intercompany accounts and transactions have been eliminated in consolidation.

The Organizational Transactions were considered transactions between entities under common control. As a result, the consolidated financial statements for periods prior to the IPO and the Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Estimates include, but are not limited to, revenue recognition, equity-based compensation expense, accrued research and development costs and, until the occurrence of the Company's IPO, the fair value of Profits Interests and preferred unit warrants. Actual results may differ materially and adversely from these estimates.

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

Incremental costs of obtaining contracts are expensed when incurred when the amortization period of the assets that otherwise would have been recognized is one year or less. To date, none of these costs have been material. The costs to fulfill the contracts are determined to be immaterial and are recognized as an expense when incurred.

Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. No contract assets balance was recorded as of December 31, 2021 or December 31, 2020.

Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of performance or where the Company has unsatisfied performance obligations. As of December 31, 2020, the Company had deferred revenue of $2.7 million. There was no deferred revenue as of December 31, 2021.

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

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has impacted and may continue to impact the Company’s third-party manufacturers and suppliers, which could disrupt its supply chain or the availability or cost of materials. The effects of the public health directives and the Company’s work-from-home policies may negatively impact productivity, disrupt its business, and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in the Company’s operations could negatively impact business, results of operations and financial condition, including its ability to obtain financing. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and is not aware of any specific related event or circumstances that would require the Company to revise its estimates reflected in these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all cash held on deposit and highly liquid investments purchased with original or remaining maturities of less than three months at the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents consist of balances held in demand depositary accounts and money market funds. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major financial institutions.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist primarily of contract research fees and process development, outsourced labor and related expenses for personnel, facilities cost, fees paid to consultants and advisors, depreciation and supplies used in research and development and costs incurred under the Company's evaluation agreements. Payments made prior to the receipt of goods or services to be used in research and development activities are recorded as prepaid expenses until the related goods or services are received. Until future commercialization is considered probable and the future economic benefit is expected to be realized, the Company does not capitalize pre-launch inventory costs. Costs of property and equipment related to scaling-up of the manufacturing capacity for clinical trials and to support commercialization are capitalized as property and equipment unless the related asset does not have an alternative future use.

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

Equity-Based Compensation

Stock-Based Compensation

In July 2021, the Company adopted and its stockholders approved, the Rani Therapeutics Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The Company has subsequently granted stock options to purchase shares of its Class A common stock as well as restricted stock units (“RSUs”) and restricted stock awards ("RSAs") from the 2021 Plan to both employees and non-employees. The Company measures stock-based compensation at fair value on the grant date of the award. The fair value of employee and nonemployee RSUs is determined based on the number of shares granted and the closing market price of the Company’s Class A common stock on the date of grant. The fair value of employee RSAs is determined based on the estimated fair value of the Company’s Class A common stock on the grant date and is subject to the Company's reacquisition right which is accounted for as a forfeiture provision (Note 9). For awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur. Stock-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided.

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

Unit-Based Compensation

Prior to the IPO, Rani LLC had granted equity-based awards to employees, members of the Board of Managers and nonemployees, including ICL employees and consultants, in the form of non-vested incentive units (“Profits Interests”) and/or options to purchase common units. All awards of Profits Interests and options to purchase common units were measured based on the estimated fair value of the award on the date of grant. Forfeitures were recognized when they occurred. All of the Profits Interests were subject to service and performance-based conditions and the Company evaluated the probability of achieving each performance-based condition at each reporting date and recognized equity-based compensation expense for employee and consultant awards and distributions of equity for ICL employee awards in the consolidated financial statements when it was deemed probable that the performance-based condition would be met using the accelerated attribution method over the requisite service period. The options to purchase common units were subject to service conditions and generally vested over three or four years.

The Company utilized estimates and assumptions in determining the fair value of its Profits Interests and options to purchase common units on the date of grant. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of its preferred units, common units and Profits Interests. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include several objective and subjective factors, including probability weighting of events, volatility, time to an exit event, a risk-free interest rate, the prices at which Rani LLC sold preferred units, the superior rights, and preferences of the preferred units senior to Rani LLC’s common units at the time, and a discount for the lack of marketability. Changes to the key assumptions used in the valuations could result in different fair values at each valuation date.

Income Taxes

The Company is the managing member of Rani LLC and, as a result, consolidates the financial results of Rani LLC and its taxable subsidiary RMS in the consolidated financial statements. Rani LLC is a pass-through entity for United States federal and most applicable state and local income tax purposes following the IPO and Organizational Transactions. As an entity classified as a partnership for tax purposes, Rani LLC is not subject to United States federal and certain state and local income taxes. Any taxable income or loss generated by Rani LLC is passed through to, and included in the taxable income or loss of, its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated to the it, based on the its economic interest in Rani LLC. The Company's tax provision also includes the activity of RMS, which is taxed as a corporation for United States federal and state income tax purposes.

The Company accounts for income taxes under the asset and liability method of accounting. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset.

The Company’s tax positions are subject to income tax audits. The Company uses a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than a 50% likelihood of being realized upon ultimate settlement with a taxing authority. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense in the accompanying consolidated statements of operations and comprehensive loss. No such interest and penalties were recognized for any period presented.

In March 2020, the United States enacted the Families First Coronavirus Response Act (“FFCR Act”) and Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, there was no material impact from the related income tax provisions on the Company's consolidated financial statements for each of the years ended December 31, 2021 and 2020.

In December 2020, the United States enacted the Consolidated Appropriations Act, 2021 (the "Appropriations Act"). Included in the tax provisions are a number of items directly related to COVID-19 relief such as a provision allowing recipients of PPP loans to deduct associated costs and an extension and significant expansion of the employee retention credit originally enacted in the CARES Act. There was no material impact from the provisions of the Appropriations Act in 2020. With respect to PPP loan, while the expenses are deductible for United States income tax purposes, they are not currently deductible for California income tax purposes as of the date of the financial statements.

In June 2020, the state of California enacted Assembly Bill No. 85 (“AB 85”) suspending California net operating loss utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. There was no material impact from the provisions of AB 85 on the Company's consolidated financial statements for each of the years ended December 31, 2021 and 2020.

In March 2021, the American Rescue Plan (“H.R. 1319”) was signed into law. This legislation extends and enhances a number of current-law tax incentives for businesses, but also expands the definition of a “covered employee” as defined by Section 162(m)(1) of the Internal Revenue Code. There was no material impact from the provisions of H.R. 1319 on the Company's consolidated financial statements for the year ended December 31, 2021.

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

No exchanges of Paired Interests had occurred through December 31, 2021 and therefore no liability had been incurred for the TRA.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and/or circumstances from non-owner sources. The Company did not have any other comprehensive loss for any of the periods presented, and therefore comprehensive loss was the same as the Company’s net loss.

Non-Controlling Interest

Non-controlling interest ("NCI") represents the portion of income or loss, net assets and comprehensive loss of Rani LLC that is not allocable to the Company based on the Company's percentage of ownership of Rani LLC.

In August 2021, based on the Organizational Transactions, the Company became the sole managing member of Rani LLC. As of December 31, 2021, the Company held approximately 39% of the Class A Units of Rani LLC, and approximately 61% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, the Company reports NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on its consolidated balance sheet as of December 31, 2021. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests and certain Class A Units of Rani LLC without corresponding shares of the Company’s Class B common stock will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to December 31, 2021, there were no exchanges of Paired Interests nor certain Class A Units of Rani LLC without corresponding shares of Company's Class B common stock.

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation and amortization calculated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Leasehold improvements are amortized over the shorter of the related lease term or useful life. Maintenance and repairs are charged to operations when incurred, while betterments or renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in the results of operations. Construction-in-progress consists of production equipment that will be used to scale-up the manufacturing of the RaniPill capsule for clinical trials and that has been determined to have an alternative future use. Construction-in-progress is stated at cost and does not begin to depreciate until it is put into production.

Impairment of Long-Lived Assets

The Company reviews the carrying amounts of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. Management believes that no revision to the remaining useful lives or write-down of long-lived assets is required as of and for the year ended December 31, 2021.

Related Party Note Receivable

The principal balance on the related party note receivable is recorded on the consolidated balance sheet along with earned and not yet received interest income. The principal balance is classified on the consolidated balance sheet based upon the expected timing of the repayments by the related party. Interest income received and receivable on the related party note receivable is recorded as a component of interest income in the consolidated statement of operations and comprehensive loss. Associated interest earned is recognized using the effective interest method. The estimated fair value of the Company’s related party note receivable at December 31, 2020, approximated its carrying value due to its short-term nature. In March 2021, the related party repaid in full the $1.7 million of principal and interest related to the note receivable.

Convertible Preferred Units

The Company records convertible preferred units at fair value on the dates of issuance, net of issuance costs. The Company has classified convertible preferred units as temporary equity in the accompanying consolidated balance sheets due to terms that allow for redemption of the units in cash upon certain change in control events that are not within the Company’s control, including the sale or transfer of the Company.

The carrying values of the convertible preferred units are adjusted to their liquidation preferences if and when it becomes probable that such a liquidation even will occur. The Company did not accrete the value of the convertible preferred units to their redemption values since a liquidation event was not considered probable.

The Company also evaluates the features of its convertible preferred units to determine if the features require bifurcation from the underlying units, by evaluating if they are clearly and closely related to the underlying units and if they do, or do not, meet the definition of a derivative.

Preferred Unit Warrant Liability

Outstanding warrants to purchase preferred units of the Company were classified as liabilities in the accompanying consolidated balance sheets due to a contingent redemption right of the holder of the preferred unit warrants that is outside of the control of the Company that precluded equity classification. Such preferred unit warrants were subject to re-measurement at the end of each reporting period until they were settled in July 2021. The Company estimated the fair value of preferred unit warrants at each reporting period, using a hybrid between the probability weighted expected return and option pricing methods, estimating the probability weighted value across multiple scenarios, but using the option pricing method to estimate the allocation of value within one or more of those scenarios, until the earlier of the exercise of the preferred unit warrants, at which time the liability was revalued and reclassified to members’ deficit upon the completion of the Company’s IPO.

Net Loss Per Class A Common Share Attributable to Rani Holdings

Basic net loss per Class A common share attributable to Rani Holdings is computed by dividing net loss attributable to the Company by the weighted average number of Class A Common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per Class A Common share is computed giving effect to all potentially dilutive shares. Diluted net loss per Class A Common share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive. Net loss per share is not presented for the year ended December 31, 2020 as the Company did not have any economic interests prior to the date of the IPO and Organizational Transactions through which it was given ownership in Rani LLC. Losses prior to the IPO and Organizational Transactions would have been allocated to the original members of Rani LLC. The basic and diluted net loss per Class A common share attributable to Rani Holdings for the year ended December 31, 2021 is applicable only for the period from August 4, 2021 to December 31, 2021, which is the period following the IPO and Organizational Transactions and represents the period that the Company had Class A common shares outstanding.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (“Topic 842”), as subsequently amended, to improve financial reporting and disclosures about leasing transactions. Topic 842 requires companies that lease assets to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases, where the lease terms exceed 12 months. The recognition, measurement, and presentation of expense and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease; both types of leases will be recognized on the consolidated balance sheet. Topic 842 also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. On June 3, 2020, the FASB amended the effective dates of Topic 842 to give immediate relief from business disruptions caused by the COVID-19 pandemic and provided a one-year deferral of the effective date for nonpublic companies. The Company plans to adopt this standard using the modified retrospective approach with a cumulative effect adjustment to accumulated deficit at the beginning of the period of adoption. The Company will also adopt certain practical expedients provided by Topic 842. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act Topic 842 was effective for the Company on January 1, 2022. The Company is in the process of evaluating the effects of Topic 842 on its consolidated financial statements but does not expect the adoption of Topic 842 will have a material impact on the Company’s consolidated financial statements and related notes to the recognition of right of use assets and lease liabilities on the Company’s consolidated balance sheets or on the Company’s consolidated statement of income. The adoption of Topic 842 will also result in enhanced disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and assuming the Company continues to be considered an emerging growth company, ASU 2016-13 will be effective for the Company on January 1, 2023. The Company has not yet determined the potential effects of ASU 2016-13 on its consolidated financial statements and disclosures.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$115,595	$—	$—	$115,595
Total assets	$115,595	$—	$—	$115,595

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$71,666	$—	$—	$71,666
Total assets	$71,666	$—	$—	$71,666
Liabilities:
Preferred unit warrant liability	$—	$—	$320	$320
Total liabilities	$—	$—	$320	$320

There were no financial liabilities measured at fair value on a recurring basis as of December 31, 2021.

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value.

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

The following tables set forth a summary of the changes in the fair value of the Company’s liability measured using Level 3 inputs (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$320	$655
Issuance of Series E warrants	—	320
Change in estimated fair value of Series B warrants	—	63
Change in estimated fair value of Series E warrants	371	—
Settlement of Series B warrants	—	(718)
Settlement of Series E warrants	(691)	—
Balance at end of period	$—	$320

4. Balance Sheet Components

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$1,734	$1,612
Leasehold improvements	1,233	1,120
Software	60	60
Office equipment	42	28
Total	3,069	2,820
Less accumulated depreciation and amortization	(2,331)	(1,834)
Total	738	986
Construction-in-progress	3,874	3,484
Total property and equipment, net	$4,612	$4,470

Depreciation and amortization expense totaled approximately $0.5 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, all of the Company’s property and equipment was located in the United States, with the exception of $3.5 million, respectively, of construction-in-progress that is located in Germany at a third-party manufacturing facility.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued clinical trial costs	$621	$145
Accrued professional fees	213	181
Payroll and related	202	136
Other	398	88
Total accrued expenses	$1,434	$550

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

The Company identified one material promise under the Takeda agreement, the obligation to perform services to evaluate if Takeda’s FVIII therapy can be orally delivered using the RaniPill capsule (“Research and Development Services”), which was concluded to be a single performance obligation.

For revenue recognition purposes, the Company determined that the duration of the contract began on the effective date in November 2017 and ended upon completion of the Research and Development Services. The contract duration was defined as the period in which parties to the contract had present enforceable rights and obligations. The Company also analyzed the impact of Takeda terminating the agreement prior to the completion of the performance obligation and determined, considering both quantitative and qualitative factors, that there were substantive non-monetary penalties to Takeda for doing so.

The Company determined that the cost-based input method most faithfully depicted the transfer of its performance obligation to Takeda. Accordingly, the Company recognized its contract revenue based on actual costs incurred as a percentage of total estimated costs the Company expected to incur to deliver its performance obligation. These actual costs consisted of internal labor efforts, in vivo testing services and materials costs related to the Takeda agreement, as the costs incurred over time reflect the transfer of its performance obligations to Takeda. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation was recorded in the period in which changes were identified and amounts were reasonably estimable.

In May 2021, the Company received written notice from Takeda as to their intent to terminate the contract for convenience. Due to the delivery of the termination notice, the Company determined that there were no further enforceable rights and obligations under the agreement beyond May 2021 and the remaining $2.0 million of deferred revenue was recognized during the year ended December 31, 2021.

For the years ended December 31, 2021 and 2020, the Company recognized contract revenue related to the Takeda agreement of $2.7 million and $0.5 million, respectively. As of December 31, 2020, deferred revenue related to the remaining identified performance obligation for the Takeda agreement of $2.7 million was recorded on the consolidated balance sheets. There was no deferred revenue as of December 31, 2021.

Changes in the deferred revenue balance are as follows (in thousands):

	December 31,
	2021	2020
Balance at beginning of period	$2,717	$179
Additions	—	3,000
Deductions	(2,717)	(462)
Balance at end of period	$—	$2,717

There were no receivables or net contract assets recorded as of December 31, 2021 or December 31, 2020 associated with the Takeda agreement. The Company expensed all incremental costs of obtaining the Takeda agreements, as such amounts were insignificant.

6. Related Party Transactions

ICL is wholly-owned by the Company’s founder and Executive Chairman and his family. The founder and Executive Chairman is also the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is the brother of the founder and Executive Chairman and uncle of the Company’s Chief Executive Officer.

Services agreements

In January 2019, Rani LLC entered into a one year service agreement with ICL. This service agreement was amended in January 2020 to extend the period for an additional year and expired in December 2020. In June 2021, Rani LLC entered into a Service Agreement with ICL effective retrospectively to January 1, 2021 (the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. The Rani LLC-ICL Service Agreement has a twelve month term and will automatically renew for a successive twelve month periods unless terminated. Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively.

In June 2021, RMS entered into a Service Agreement with ICL (the “RMS-ICL Service Agreement”) effective retrospectively to January 1, 2021, pursuant to which ICL agreed to rent a specified portion of its facility to RMS. Additionally, RMS and ICL agreed to provide personnel services to the other upon requests based on rates specified in the RMS-ICL Service Agreement. The RMS-ICL Service Agreement has a twelve month term and will automatically renew for successive twelve month periods unless terminated. RMS or ICL may terminate services under the RMS-ICL Service Agreement upon 60 days' notice to the other party, except for occupancy which requires six months notice. The RMS-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or RMS, respectively, as well as allocations of expenses based upon RMS’s utilization of ICL’s facilities and equipment.

The table below details the amounts charged by ICL for services and rent, net of the amount that RMS charged ICL of $0.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively, which is included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,115	$535
General and administrative	735	1,826
Total	$1,850	$2,361

The Company’s eligible employees are permitted to participate in ICL’s 401(k) Plan (“401(k) Plan”). Participation in the 401(k) Plan is offered for the benefit of the employees, including the Company’s named executive officers, who satisfy certain eligibility requirements.

As of December 31, 2021, all of the Company's facilities have a lease term of twelve months and are owned or leased by an entity affiliated with the Company’s Executive Chairman. The Company pays for the use of these facilities through the services agreement with ICL. Total operating lease expense incurred with ICL was $0.8 million for each of the years ended December 31, 2021 and 2020.

Financing activity

From inception to the first half of 2017, the Company advanced funds to ICL, and ICL made payments directly to certain vendors on behalf of Rani, Rani has reimbursed ICL for all such payments at cost on a monthly basis.

In June 2017, the Company converted the outstanding net advances of $6.6 million to ICL into three notes receivable. The notes provide for interest at 1.97% compounded annually, loan fees of 2.75% and are payable upon demand to the Company any time after January 1, 2024. During 2020, the Company received $0.2 million in payments for interest and repayment of principal on the remaining note receivable.

As of December 31, 2020, $1.7 million of the note receivable was outstanding. In March 2021, the outstanding balance due, including all accrued interest, was fully repaid by ICL.

During 2020, the Company amended certain Series B warrants held by an entity affiliated with ICL. In December 2020, this entity elected to cashless exercise all of their Series B warrants in return for 51,341 Series B units of Rani LLC (Note 7). This same entity also acquired 59,312 Series D units of Rani LLC for $1.0 million in 2017.

During 2020 and 2021, South Lake One LLC, a related party of the Company, and its affiliates purchased 2,100,800 common units of Rani LLC and 7,880,120 Series E Preferred Units of Rani LLC. As part of the Organizational Transactions the common units and Series E Preferred Units were exchanged for 5,277,729 shares of the Company's Class A common stock. In connection with the IPO and subsequent thereto, South Lake One LLC and its affiliates purchased an additional 6,458,904 shares of the Company’s Class A common stock for total gross proceeds of $71.1 million.

Exclusive License, Intellectual Property and Common Unit Purchase Agreement

The Company, through Rani LLC, and ICL entered into an exclusive license and an intellectual property agreement and common unit purchase agreement in 2012. Pursuant to the common unit purchase agreement, the Company issued 46.0 million common units to ICL in return for rights to exclusive commercialization, development, use and sale of certain products and services related to the RaniPill capsule technology. ICL also granted the Company a fully-paid, royalty-free, sublicensable, exclusive license under the intellectual property made by ICL during the course of providing services to the Company related to the RaniPill capsule technology. Such rights were not recorded on the Company’s consolidated balance sheet as the transaction was considered a common control transaction.

In June 2021, ICL and the Company, through Rani LLC, entered into an Amended and Restated Exclusive License Agreement which replaced the 2012 Exclusive License Agreement between ICL and Rani LLC, as amended in 2013, and terminated the 2012 Intellectual Property Agreement between ICL and Rani LLC, as amended in June 2013. Under the Amended and Restated Exclusive License Agreement, the Company has a fully paid, exclusive license under certain scheduled patents related to optional features of the device and certain other scheduled patents to exploit products covered by those patents in the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine. The Company covers patent-related expenses and, after a certain period, the Company will have the right to acquire four specified United States patent families from ICL by making a one-time payment of $0.3 million to ICL for each United States patent family that the Company desires to acquire, up to $1.0 million in the aggregate. This payment will not become an obligation until the fifth anniversary of the Amended and Restated Exclusive License Agreement. The Amended and Restated Exclusive License Agreement will terminate when there are no remaining valid claims of the patents licensed under the Amended and Restated Exclusive License Agreement. Additionally, the Company may terminate the Amended and Restated Exclusive License Agreement in its entirety or as to any particular licensed patent upon notification to ICL of such intent to terminate.

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

Board Services

During the year ended December 31, 2020, the Company made a $0.2 million payment to a member of the Board of Managers of Rani LLC for legacy board services provided to the Company, there were no such payments made in the year ended December 31, 2021.

Secondary Sales Transactions

In February 2021, one of the Company's named executive officer's and then member of the Board of Managers of Rani LLC, and a current member of the Board of Managers of Rani LLC sold a total of 210,000 common units to a third-party investor at $7.1471 per unit. The Company determined that the sales price was above fair value of such units and as a result recorded equity-based compensation expense of $0.5 million for which $0.2 million was recorded as general and administrative expense and $0.3 million was recorded as research and development expense. The $0.5 million represents the difference between the sales price and fair value of the common units.

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

The following table summarizes the components of equity-based compensation expense recorded in the consolidated statement of operations and comprehensive loss related to awards granted to employees of ICL and its affiliates by the Company (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$644	$—
General and administrative	2,999	—
Total	$3,643	$—

Tax Receivable Agreement

ICL is party to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions. The TRA provides that the Company pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests (Note 2).

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

Rani LLC Agreement

The Company operates its business through Rani LLC and its subsidiary. In connection with the IPO, the Company and the Continuing LLC Owners, including ICL, entered into the Rani LLC Agreement. The governance of Rani LLC, and the rights and obligations of the holders of LLC Interests, are set forth in the Rani LLC Agreement. As a Continuing LLC Owner, ICL is entitled to exchange, subject to the terms of the Rani LLC Agreement, Paired Interests for Class A common stock of the Company; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. No exchanges by ICL of Paired Interests occurred during the year ended December 31, 2021.

7. Warrants

Preferred unit warrants

In May 2013, in conjunction with the Series B convertible preferred unit (the “Series B” or “Series B units”) financing, the Company issued warrants to ICL to purchase 107,357 Series B units. The Series B warrants were exercisable for a period of five years from the grant date at an exercise price of $3.73 per unit. During 2018, the Company amended the terms of the Series B warrants, extending the exercise period for an additional two years. These Series B warrants expired unexercised in May 2020 resulting in a $0.6 million decrease in fair value. In December 2020, the Company amended the terms of these expired Series B warrants, extending the exercise period for an additional two years resulting in a $0.7 million increase in fair value. In December 2020, ICL elected to cashless exercise all of their Series B warrants and Rani LLC issued 51,341 Series B units. There were no Series B warrants outstanding at December 31, 2021 or 2020, respectively.

In September 2020, in conjunction with a loan and security Agreement (Note 11), the Company issued warrants to purchase up to 118,929 Series E preferred units. The Series E warrants were exercisable for a period of seven years from the grant date at an exercise price of $7.1471 per unit. In the event of a change of control or IPO, the Series E warrants were to automatically be exchanged for the same number of units of the Company’s securities for no consideration had the holder of the warrant elected to exercise the warrant immediately prior to a change in control or IPO. In conjunction with the IPO, all of the Series E warrants were ultimately settled for 62,887 shares of the Company's Class A common stock. At December 31, 2020, there were 118,929 Series E warrants outstanding. There were no Series E warrants outstanding at December 31, 2021.

Common unit warrants

In 2017, in conjunction with the Series D convertible preferred unit financing, the Company issued 229,315 common unit warrants with an exercise price of $2.18 per unit and an exercise period of five years. The Company recorded the issuance-date fair value of the common warrants of $0.3 million in equity as the warrant met all criteria for equity classification. In January 2021, 6,000 common unit warrants were exercised at $2.18 per unit, and in July 2021 5,913 common unit warrants were exercised at $2.18 per unit. In connection with the IPO and Organizational Transactions, the remaining common warrants were net exercised for 71,867 Class A Units of Rani LLC, of which 60,494 were then exchanged into shares of the Company's Class A common stock as part of the Organizational Transactions. At December 31, 2020, 229,315 common unit warrants were outstanding. There were no common unit warrants outstanding at December 31, 2021.

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

The members of the Rani LLC who held these common and Preferred Units were not liable, solely by reason of being a member, for the debts, obligations, or liabilities of the Company whether arising in contract or tort; under a judgment, decree, or order of a court; or otherwise. The members were also not obligated to make capital contributions to Rani LLC and Rani LLC would have dissolved only upon a written consent of a majority of the members.

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

In August 2021, the Company received 29,290,391 Class B Units of Rani LLC as consideration for the issuance of Class B common stock on a one-for-one basis.

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

Initial Public Offering

In July 2021, the Company completed an IPO of 7,666,667 shares of common stock, inclusive of the 1,000,000 shares of Class A common stock purchased by underwriters pursuant to the underwriters’ option to purchase additional shares at the offering price, less underwriting discounts and commissions. The Company received net proceeds from the IPO of approximately $73.6 million after deducting underwriting discounts and commissions, which was used to purchase 7,666,667 newly-issued Class A Units of Rani LLC.

Registration Rights Agreement

In connection with the IPO, the Company entered into a Registration Rights Agreement with the Continuing LLC Owners, including ICL. The Registration Rights Agreement provides the Continuing LLC Owners certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, the Continuing LLC Owners can require the Company to register under the Securities Act shares of Class A common stock issuable to them upon, at the Company’s election, redemption or exchange of their Paired Interests. The Registration Rights Agreement also provides for piggyback registration rights for the Continuing LLC Owners.

9. Equity-Based Compensation

Equity Plans

Prior to the IPO, Rani LLC had adopted the 2016 Equity Incentive Plan (the “2016 Plan”) under which the Board of Managers of Rani LLC issued options for common units, Profits Interests, and restricted common units to managers, consultants or other individuals who provide service to the Company. The Board of Managers had the authority to determine to whom Profits Interests would be granted, the number of options granted, and the Profits Interests threshold amount, which was the minimum amount determined by the Board of Managers in its reasonable discretion to be necessary to cause such interests to be treated as Profits Interests (“Threshold Amounts”). In 2020, the Board of Managers approved an additional 2,000,000 common units to be reserved under the Plan for issuance as Profit Interests. Effective April 2021, in anticipation of the IPO, the Company ceased granting Profits Interests and began to issue options for common units out of the remaining pool. In July 2021, the 2016 Plan was frozen for new awards, concurrent with the adoption of the 2021 Plan.

Immediately upon receipt of a Profits Interests award, the recipient had no initial capital account balance and the Profits Interests received did not entitle such recipient to any portion of the capital of Rani LLC at the time of such recipient’s admission to Rani LLC as an unitholder member, such that if Rani LLC’s assets were sold at fair market value immediately after the grant to such recipient of Profits Interests and the proceeds distributed in complete liquidation of Rani LLC, the Profits Interests recipient would not be entitled to receive a portion of those proceeds. Additionally, Rani LLC would not make a distribution with respect to any Profits Interests holder until Rani LLC had made aggregate distributions to each of its members not subject to the Profits Interests Threshold Amount. The common units underlying each Profits Interests award entitled the holder, upon a sale or other specified capital transaction (as set forth in the Operating Agreement), to participate in a portion of the profits and appreciation in the equity value of Rani LLC arising after the date of grant, as determined in reference to the Profits Interests Threshold Amount set forth in each award agreement.

In July 2021, in connection with the IPO, the Company adopted and its stockholders approved the 2021 Plan. The 2021 Plan provides for the grant of incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), stock appreciation rights, RSAs, RSUs, performance-based awards and other awards for shares of the Company’s Class A common stock.

In July 2021, the Company's board of directors adopted and its stockholders approved, the Rani Therapeutics Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2021, no shares have been issued under the ESPP.

The Company reserved 500,000 shares of Class A Common Stock for issuance under the ESPP and 5,500,000 shares of Class A common stock for future issuance under the 2021 Plan.

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	—	$—		$—
Granted	2,300,819	$14.12	9.55	$976
Balance at December 31, 2021	2,300,819	$14.12	9.55	$976
Exercisable at December 31, 2021	89,182	$9.44	9.46	$616
Nonvested at December 31, 2021	2,211,637	$14.30	9.55	$360

In connection with the Organizational Transactions, 2,292,309 options for common units of Rani LLC still subject to service vesting conditions were amended to be exercisable into 1,212,124 shares of the Company’s Class A common stock. This was considered to be a modification but did not result in modification accounting as it did not impact the awards’ vesting conditions, classification or fair value. These stock options vest based on the grantees continued services over a three or four year period.

As of December 31, 2021, there was $19.8 million of unrecognized equity-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Options for Rani LLC Common Units

A summary of options for common units activity during the periods indicated is as follows:

	Number of Unit Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	—	$—	—
Granted	2,292,309	$4.99	9.89
Amended to be exercisable into the Company’s Class A common stock	(2,292,309)	$4.99	9.89
Balance at December 31, 2021	—	$—	—	$—

Through July 2021, the Company granted options to acquire 2,292,309 common units of Rani LLC to certain executives and members of the Board of Managers. In conjunction with the Organizational Transactions, these unit options were amended to be exercisable into 1,212,124 shares of the Company’s Class A common stock.

Restricted Stock Units

A summary of RSU activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2020	—	$—
Granted	599,500	$19.56
Forfeited	(3,000)	$19.56
Balance at December 31, 2021	596,500	$19.56

As of December 31, 2021, there was $9.9 million of unrecognized equity-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 1.7 years.

Restricted Stock Awards

A summary of RSA activity during the periods indicated is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2020	—	$—
Granted	137,691	$6.15
Vested	(21,800)	$6.12
Forfeited	(2,718)	$6.27
Balance at December 31, 2021	113,173	$6.15

In connection with the IPO and Organizational Transactions, 397,500 Profits Interests of Rani LLC were amended and replaced with 137,691 RSAs of the Company’s Class A common stock. This was considered to be a modification but did not result in modification accounting as it did not impact the awards’ vesting conditions, classification or fair value. The RSAs are subject to both service vesting conditions and the Company's reacquisition right of unvested RSAs from the holder, for no monetary consideration, upon the termination of continuous service by the holder. The RSAs are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding for accounting purposes until the repurchase right lapses and the shares are no longer subject to the reacquisition right. As of December 31, 2021, there was $0.4 million of unrecognized equity-based compensation expense related to RSAs which is expected to be recognized over a weighted-average period of approximately 1.4 years. The total fair value of the RSAs that vested in 2021 was approximately $0.4 million.

Profits Interests

A summary of Profits Interests activity during the periods indicated is as follows:

	Number of Profits Interests	Weighted Average Grant Date Fair Value	Profits Interests Threshold
Balance at December 31, 2020	6,926,358	$1.63	$1.44 - $2.29
Granted	1,857,000	$2.13	$1.99 - $2.13
Forfeited	(235,957)	$2.04	$1.45 - $2.29
Vested	(8,149,901)	$1.70	$1.44 - $2.29
Canceled and replaced with restricted stock awards	(397,500)	$2.13	$1.99 - $2.13
Balance at December 31, 2021	—	$—

In connection with the IPO and Organizational Transactions, 1,771,767 units of unvested Profits Interests that contained a performance condition were modified to accelerate their vesting in return for exchanging such awards for shares of the Company’s Class A common stock upon an IPO. Concurrent with the IPO, such Profits Interests holders exchanged their then issued 3,201,220 Class A Units of Rani LLC for 1,655,409 shares of the Company’s Class A common stock. This resulted in an improbable to improbable modification and resulted in the remeasurement of the related compensation cost at the fair value of these Profits Interests on the modification date in July 2021. As a result of the modification and based on the performance condition being satisfied with the IPO and Organizational Transactions in July 2021, the Company recognized an incremental equity-based compensation expense of $3.0 million for the year ended December 31, 2021. Profits Interests of 397,500 still subject to service based vesting, but where the performance condition associated with the IPO and Organizational Transactions had been met, were exchanged for 137,691 RSAs with the same remaining service vesting conditions. All Profits Interests no longer subject to a vesting condition and that did not participate in the exchange, were converted into 1,545,522 Class A Units of Rani LLC.

Upon the IPO and Organizational Transactions, the performance condition was met for all Profits Interest no longer subject to a service based vesting condition and the Company recorded an additional $14.0 million of equity-based compensation expense.

Valuation of Awards

The Company uses the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant. The assumptions and estimates are as follows:

•
Expected term - The expected term represents the period of time that stock option awards are expected to remain outstanding. The Company estimates the expected term as the midpoint between actual or expected vesting date and the contractual term.
•
Expected volatility - The expected volatility was derived from the historical stock volatilities of peer public companies within the Company's industry that are considered to be comparable businesses over a period equivalent to the expected term of the stock option awards, since there has been limited trading history of the Company's stock.
•
Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock option awards’ expected term.
•
Expected dividend yield - The expected dividend yield is zero as the Company has no plans to make dividend payments.

The following table sets forth the weighted average assumptions used in estimating the fair value of stock option awards on the grant date:

Year Ended December 31, 2021
Expected volatility	81.7%
Risk-free interest rate	1.07%
Expected term (in years)	6.2
Expected dividend yield	—%

Equity-Based Compensation Expense

The following table summarizes the components of equity-based compensation expense resulting from the grant of stock options, RSUs, RSAs, Profits Interests, and options for common units, recorded in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$8,156	$—
General and administrative	14,439	—
Total equity-based compensation	$22,595	$—

10. Commitments and Contingencies

Leases

Rani LLC pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement (Note 6), which is accounted for as an operating lease. The lease requires for certain payments of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. The RMS-ICL Service Agreement has a twelve month term and will automatically renew for successive twelve month periods unless RMS or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months notice. As of December 31, 2021, no renewal option periods were included in the estimated minimum lease terms as the options were not deemed to be reasonably assured to be exercised. Total operating lease expense incurred with ICL was $0.8 million for each of the years ended December 31, 2021 and 2020.

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

11. Long-Term Debt

Convertible Notes

In September 2020, Rani LLC entered into a secured convertible loan agreement (the “Loan and Security Agreement” or the “Loan”) with Avenue Venture Opportunity Fund L.P. (“Avenue”), whereby Rani LLC could borrow up to a maximum of $10.0 million, with $3.0 million being immediately available. The remaining $7.0 million available could be borrowed if Avenue received evidence of at least $40.0 million of net cash proceeds from the sale or issuance of securities to existing investors, or upfront payments in connection with strategic partnerships by March 31, 2021. Rani LLC opted not to draw down this additional amount, and the option has since expired undrawn. In exchange for access to this facility, Rani LLC agreed to issue warrants exercisable into Rani LLC preferred units amounting to $0.9 million; Rani LLC subsequently granted 118,929 Series E warrants with an exercise price of $7.1471 per unit (Note 7).

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

At December 31, 2020, the effective interest rate on the Loan was 20.56%. At December 31, 2021, there was no Loan outstanding.

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

In July 2021, the Company repaid, in full, the $3.0 million of principal and approximately $0.5 million of final payment and fees under the Loan and Security Agreement resulting in a $0.7 million loss on extinguishment of debt recorded in the Company's consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. Avenue Capital also waived their right to convert the outstanding principal into Series E Preferred Units.

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

12. Income Taxes

Income tax expense consisted of the following for the years ended (in thousands):

	December 31,
	2021	2020
Current
Federal	$38	$34
State	3	1
Total current tax expense	$41	$35
Deferred
Federal	$—	$—
State	—	—
Total deferred tax expense	$—	$—
Income tax expense	$41	$35

The effective tax rate for the years ended December 31, 2021 and 2020 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income and pass-through loss not subject to income tax. A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate is summarized as follows:

	Year Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	1.0	(0.3)
Loss from non-controlling interest	(5.3)	—
Rate effect from pass-through entity	(12.6)	(21.9)
Permanent items	(0.1)	—
Research and development credits	2.9	3.8
Uncertain tax positions	(0.4)	(0.6)
Change in valuation allowance	(6.6)	(2.2)
Effective tax rate	(0.1)%	(0.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company’s net deferred taxes consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets
Investment in partnership	$25,226	$—
Net operating loss carryforward	1,952	—
Research and development credits	1,458	350
Accruals	55	32
Total deferred tax assets	28,691	382
Valuation allowance	(28,671)	(369)
Total deferred tax assets, net of valuation allowance	20	13
Deferred tax liability
Prepaid expenses	(20)	(13)
Net deferred tax asset	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Because of the Company’s recent history of operating losses, the Company believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets. The valuation allowance increased by $28.3 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively, primarily due to the increase in the Company’s net operating losses (“NOL”) during the period.

As of December 31, 2021, the Company had the following tax attribute carryforwards that will expire on various dates as follows:

	Amount (in thousands)	Expiration Years
Net operating losses, federal (post December 31, 2017)	$6,977	Indefinite
Net operating loss, state (definite)	6,974	2041
Research and development tax credits, federal	1,021	2040 - 2041
Research and development tax credits, state	963	Indefinite

Pursuant of Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s research and development credit carryforwards may be limited in the event accumulative change in ownership of more than 50% occurs within a three-year period. As of December 31, 2021, the Company has not performed an IRC Section 382 or 383 analysis. If a change in ownership were to have occurred, additional tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company is subject to United States federal and California income taxes and is not currently under examination by any federal or state taxing authorities. The federal and California returns for tax years 2017 through 2021 remain open to examination.

The following table summarizes the changes in the amount of the unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020
Balance at the beginning of the year	$104	$—
Gross increase related to current year positions	254	104
Balance at the end of the year	$358	$104

Included in the balance of unrecognized tax benefits at December 31, 2021, is $0.3 million that if recognized would impact the Company’s income tax benefit and effective tax rate. The Company does not expect any significant increases or decreases in its unrecognized tax benefits within the next twelve months.

Tax Receivable Agreement

The Company is party to a TRA with the Continuing LLC Owners (Note 2). As there have been no transactions that would trigger a liability under this agreement, the Company has not recognized any deferred tax assets or liabilities related to this agreement as of December 31, 2021.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

Year Ended December 31,
2021
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(8,331)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	19,534
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.43)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings:

Year Ended December 31,
2021
Paired Interests	29,290,391
Stock options	2,300,819
Class A Units of Rani LLC exchangeable for Class A common stock	1,545,522
Restricted stock units	596,500
Restricted stock awards	113,173
33,846,405

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the year ended December 31, 2021. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

14. Subsequent Events

In March 2022, Rani LLC amended the Rani LLC-ICL Service Agreement, pursuant to which Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Occupancy Services in Milpitas, California have a term until February 2023, with the potential for two annual renewals, subject to approval by ICL upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months notice of termination. The future aggregate minimum lease payments associated with the Occupancy Services total $0.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

In 2021, we implemented a stock plan administration system. As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented to address the new environment associated with this type of system.

Other than the implementation of a stock plan administration system noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item and not set forth below is incorporated by reference to the information set forth in the sections titled “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2021.

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at https://www.ranitherapeutics.com/ under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information set forth in the section titled “—Executive Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “—Independence of The Board of Directors” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information set forth in the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1. Financial Statements.

The financial statements and reports of independent registered public accounting firm are filed as part of this Annual Report (see “Index to Consolidated Financial Statements” at Item 8).

2. Financial Statement Schedules

No financial statement schedules are included because the information is either provided in the consolidated financial statements, is not required under the instructions or is immaterial, and such schedules, therefore have been omitted.

3. Exhibits.

The following is a list of all exhibits and financial statement schedules filed or furnished as part of this report:

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

4.2*	Description of Securities
10.1*	Tax Receivable Agreement, effective as of August 3, 2021
10.2*	Class B Unit Exchange Agreement, effective as of August 3, 2021
10.3*	Registration Rights Agreement, effective as of August 3, 2021
10.4*	Fifth Amended and Restated Limited Liability Company Agreement of Rani Therapeutics, LLC, effective as of August 3, 2021
10.5+

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on July 9, 2021).

10.6+

Rani Therapeutics, LLC 2016 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).

10.7+

Rani Therapeutics Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 26, 2021).

10.8+*	Forms of Agreement under the Rani Therapeutics Holdings, Inc. 2021 Equity Incentive Plan.
10.9+

Rani Therapeutics Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 26, 2021).

10.10+

Rani Therapeutics Holdings, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on July 9, 2021).

10.11+

Form of Participation Agreement under the Rani Therapeutics Holdings, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on July 9, 2021).

10.12+

Rani Therapeutics Holdings, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 16, 2021).

10.13+

Service Agreement, by and between Rani Therapeutics, LLC and InCube Labs, LLC, dated January 1, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).

10.14+*	Amendment No. 1 to Service Agreement, dated March 21, 2022, by and between Rani Therapeutics, LLC and InCube Labs, LLC.
10.15+

Service Agreement, by and between Rani Management Services, Inc. and InCube Labs, LLC, dated January 1, 2021 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).

10.16+

Amended and Restated Exclusive License Agreement, by and between Rani Therapeutics, LLC and InCube Labs, LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).

10.17+

Non-Exclusive License Agreement, by and between Rani Therapeutics, LLC and InCube Labs, LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).

10.18+

Intellectual Property Agreement, by and between Rani Therapeutics, LLC and Mir A. Imran, dated June 22, 2021 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).

10.19+

Amended and Restated Employment Agreement, dated June 17, 2021, by and between Rani Management Services, Inc. and Talat Imran (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).

10.20+

Amended and Restated Employment Agreement, dated June 17, 2021, by and between Rani Management Services, Inc. and Mir Hashim (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).

10.21+

Amended and Restated Employment Agreement, dated June 17, 2021, by and between Rani Management Services, Inc. and Svai Sanford (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†

The certifications attached as Exhibit 32.1 which accompanies this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-K), irrespective of any general incorporation language contained in such filing.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rani Therapeutics Holdings, Inc.

Date: March 30, 2022	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Talat Imran and Svai Sanford, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Talat Imran	Chief Executive Officer and Director	March 30, 2022
Talat Imran	(Principal Executive Officer)

/s/ Svai Sanford	Chief Financial Officer	March 30, 2022
Svai Sanford	(Principal Financial and Accounting Officer)

/s/ Mir Imran	Chairman of the Board	March 30, 2022
Mir Imran

/s/ Dennis Ausiello	Director	March 30, 2022
Dennis Ausiello

/s/ Lyn Baranowski	Director	March 30, 2022
Lyn Baranowski

/s/ Jean-Luc Butel	Director	March 30, 2022
Jean-Luc Butel

/s/ Laureen DeBuono	Director	March 30, 2022
Laureen DeBuono

/s/ Andrew Farquharson	Director	March 30, 2022
Andrew Farquharson

/s/ Maulik Nanavaty	Director	March 30, 2022
Maulik Nanavaty

/s/ Lisa Rometty	Director	March 30, 2022
Lisa Rometty