Form 10-Q
period 2022-03-31
Rani Therapeutics Holdings, Inc.
filed 2022-05-11
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 24,488,633 shares of Class A common stock, $0.0001 par value per share, outstanding, 24,671,683 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,387,471 shares of the registrant’s Class A common stock.

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” and “our,” and similar references refer to Rani Therapeutics Holdings, Inc. (“Rani Holdings”) and its consolidated subsidiaries, Rani Therapeutics, LLC (“Rani LLC”) and Rani Management Systems, Inc. (“RMS”).

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,839	$117,453
Prepaid expenses	1,421	2,142
Total current assets	109,260	119,595
Property and equipment, net	4,890	4,612
Operating lease right-of-use asset	1,159	—
Total assets	$115,309	$124,207
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,265	$1,080
Related party payable	140	126
Accrued expenses	2,101	1,434
Operating lease liability, current portion	650	—
Total current liabilities	4,156	2,640
Operating lease liability, net current portion	509	—
Total liabilities	4,665	2,640
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 24,387 and 19,712 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.0001 par value - 40,000 shares authorized; 24,773 and 29,290 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	67,933	55,737
Accumulated deficit	(14,554)	(8,331)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	53,384	47,411
Non-controlling interest	57,260	74,156
Total stockholders' equity	110,644	121,567
Total liabilities and stockholders' equity	$115,309	$124,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Contract revenue	$—	$756
Operating expenses
Research and development	7,591	3,347
General and administrative	6,189	2,607
Total operating expenses	$13,780	$5,954
Loss from operations	(13,780)	(5,198)
Other income (expense), net
Interest income	15	47
Interest expense and other, net	—	(188)
Change in estimated fair value of preferred unit warrant	—	(216)
Loss before income taxes	(13,765)	(5,555)
Income tax expense	(63)	(43)
Net loss and comprehensive loss	$(13,828)	$(5,598)
Net loss attributable to non-controlling interest	(7,605)	(5,598)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(6,223)	$—
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.29)
Weighted-average Class A common shares outstanding—basic and diluted	21,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity/CONVERTIBLE PREFERRED UNITS AND MEMBERS' Deficit

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2021	19,712	$2	29,290	$3	$55,737	$(8,331)	$74,156	$121,567
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	4,675	—	(4,517)	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	10,928	—	(10,928)	—
Equity-based compensation	—	—	—	—	1,268	—	1,637	2,905
Net loss	—	—	—	—	—	(6,223)	(7,605)	(13,828)
Balance at March 31, 2022	24,387	$2	24,773	$3	$67,933	$(14,554)	$57,260	$110,644

	Convertible Preferred		Common
	Units	Amount	Units	Amount	Accumulated Deficit	Total Members’ Deficit
Balance at December 31, 2020	26,746	$184,714	46,890	$664	$(114,003)	$(113,339)
Issuance of Series E preferred units	884	6,320	—	—	—	—
Exercise of warrant for common units	—	—	6	13	—	13
Equity-based compensation	—	—	—	453	—	453
Net loss	—	—	—	—	(5,598)	(5,598)
Balance at March 31, 2021	27,630	$191,034	46,896	$1,130	$(119,601)	$(118,471)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(13,828)	$(5,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	136
Equity-based compensation expense	2,905	453
Change in fair value of preferred unit warrant liability	—	216
Non-cash operating lease expense	157	—
Other	—	67
Changes in operating assets and liabilities:
Prepaid expenses and other assets	721	27
Accounts payable	78	385
Accrued expenses	639	821
Operating lease liabilities	(157)	—
Related party payable	14	201
Deferred revenue	—	(756)
Net cash used in operating activities	(9,360)	(4,048)
Cash flows from investing activities
Purchases of property and equipment	(254)	(99)
Net cash used in investing activities	(254)	(99)
Cash flows from financing activities
Proceeds from issuance of preferred units, net of issuance costs	—	6,320
Proceeds from exercise of warrants for common units	—	13
Payment of deferred offering costs	—	(302)
Principal and interest repayments from related party for note receivable	—	1,720
Net cash provided by financing activities	—	7,751
Net (decrease) increase in cash and cash equivalents	(9,614)	3,604
Cash and cash equivalents, beginning of period	117,453	73,058
Cash and cash equivalents, end of period	$107,839	$76,662
Supplemental disclosures of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$135	$58
Exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	$73,160	$—
Deferred financing costs included in accrued expenses	$—	$483

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

The Company is a clinical stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. The Company is advancing a portfolio of oral biologic therapeutics using its proprietary delivery technology, the RaniPill capsule. The Company is headquartered in San Jose, California and operates in one segment.

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
•
Issued 29,290,391 shares of Class B common stock to certain individuals and entities that continued to hold Class A Units in Rani LLC after the IPO (the “Continuing LLC Owners”) in return for an equal amount of Rani LLC Class B Units;
•
Entered into a Registration Rights Agreement with certain of the Continuing LLC Owners.

The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of March 31, 2022, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,387,471 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $13.8 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $14.6 million and for the three months ended March 31, 2022 had negative cash flows from operations of $9.4 million. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues to develop the RaniPill capsule. The Company expects that its cash and cash equivalents of $107.8 million as of March 31, 2022 will be sufficient to fund its operations through at least twelve months from the date the condensed consolidated financial statements are issued. The Company expects to finance its future operations with its existing cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, collaboration or licensing agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders and holders of interests in the Company. The Company will not generate any revenue from product sales unless, and until, it successfully completes clinical development and obtains regulatory approval for the RaniPill capsule. If the Company obtains regulatory approval for the RaniPill capsule, it expects to incur significant expenses related to developing its internal commercialization capability to support manufacturing, product sales, marketing, and distribution.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature except for the adoption of the new lease accounting standard. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period.

The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the 2021 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Estimates include, but are not limited to equity-based compensation expense, accrued research and development costs and, until the occurrence of the Company's IPO, the fair value of Profits Interests and preferred unit warrants. Actual results may differ materially and adversely from these estimates.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2021. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The extent to which the COVID-19 pandemic will further directly or indirectly impact the Company's results of operation and financial condition has been and will continue to be driven by many factors, most of which are beyond the Company's control and ability to forecast. Because of these uncertainties, the Company cannot estimate how long or to what extent COVID-19 will impact the Company's operations.

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

Leases

Prior to January 1, 2022, the Company had one cancelable operating lease agreement for its corporate headquarters and recognized related rent expense on a straight-line basis over the term of the lease. The Company’s lease agreement contained termination and renewal options. The Company did not assume termination nor renewals options in its determination of the lease term unless they were deemed to be reasonably certain at the renewal of the lease. The Company began recognizing rent expense on the date that it obtained the legal right to use and control the leased space.

Subsequent to the adoption of the new leasing standard on January 1, 2022, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. For any arrangement that is considered to be a lease with a term greater than one year, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2022.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease contract. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate (“IBR”), which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU asset is impaired. The Company considers a lease term to be the noncancelable period during which it has the right to use the underlying asset, including any periods where it is reasonably certain the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in a ROU asset have been recorded on the condensed consolidated balance sheet and amortized as lease expense on a straight-line basis over the lease term.

Tax Receivable Agreement

In August 2021, in connection with the IPO and Organizational Transactions, the Company entered into a tax receivable agreement ("TRA") with certain of the Continuing LLC Owners. The TRA provides that the Company pay to such Continuing LLC Owners, 85% of the amount of tax benefits, if any, it is deemed to realize (calculated using certain assumptions) as a result of (i) increases in the tax basis of assets of Rani LLC resulting from (a) any future redemptions or exchanges of Paired Interests or non-corresponding Class A Units of Rani LLC and (b) payments under the TRA and (ii) certain other benefits arising from payments under the TRA (collectively the “Tax Attributes”).

A liability for the payable to parties subject to the TRA, and a reduction to stockholders’ equity, is accrued when (i) an exchange of a Paired Interest or non-corresponding Class A Units of Rani LLC has occurred and (ii) when it is deemed probable that the Tax Attributes associated with the exchange will be used to reduce the Company’s taxable income based on the contractual percentage of the benefit of Tax Attributes that the Company expects to receive over a period of time (Note 10).

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

Net Loss Per Class A Common Share Attributable to Rani Holdings

Basic net loss per Class A common share attributable to Rani Holdings is computed by dividing net loss attributable to the Company by the weighted average number of Class A common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per Class A common share is computed giving effect to all potentially dilutive shares. Diluted net loss per Class A common share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive. Net loss per share is not presented for the three months ended March 31, 2021 as the Company did not have any economic interests prior to the date of the IPO and Organizational Transactions through which it was given ownership in Rani LLC. Losses prior to the IPO and Organizational Transactions would have been allocated to the original members of Rani LLC. The basic and diluted net loss per Class A common share attributable to Rani Holdings is applicable only for the periods following the IPO and Organizational Transactions and represents the periods that the Company had Class A common shares outstanding.

Non-Controlling Interest

Non-controlling interest ("NCI") represents the portion of income or loss, net assets and comprehensive loss of the Company's consolidated subsidiary that is not allocable to Rani Holdings based on the Company's percentage of ownership of Rani LLC.

In August 2021, based on the Organizational Transactions, Rani Holdings became the sole managing member of Rani LLC. As of March 31, 2022, Rani Holdings held approximately 48% of the Class A Units of Rani LLC, and approximately 52% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, the Company reports NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on its condensed consolidated balance sheet as of March 31, 2022. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to March 31, 2022, there were 4,517,105 exchanges of Paired Interests and 158,051 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of the Company's Class A common stock.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (“Topic 842”), as subsequently amended, to improve financial reporting and disclosures about leasing transactions. The Company adopted this standard on January 1, 2022 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance, which allowed the Company to carry forward its historical assessments of: 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs, where applicable. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio. The Company elected the post-transition practical expedient to not separate lease components from non-lease components for all existing lease classes. The Company also elected a policy of not recording leases on its condensed balance sheets when the leases have a term of twelve months or less and the Company is not reasonably certain to elect an option to purchase the leased asset.

The adoption of this standard resulted in the recognition of a ROU asset and lease liabilities of $1.3 million, respectively. The adoption of the standard had no impact on the Company’s condensed consolidated statements of operations and comprehensive loss or to its cash flows from or used in operating, financing, or investing activities on its condensed consolidated statements of cash flows. No cumulative-effect adjustment within accumulated deficit was required to be recorded as a result of adopting this standard.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and assuming the Company continues to be considered an emerging growth company, ASU 2016-13 will be effective for the Company on January 1, 2023. The Company has not yet determined the potential effects of ASU 2016-13 on its condensed consolidated financial statements and disclosures.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$105,795	$—	$—	$105,795
Total assets	$105,795	$—	$—	$105,795

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$115,595	$—	$—	$115,595
Total assets	$115,595	$—	$—	$115,595

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

The Company held a Level 3 liability associated with preferred unit warrants that were issued in conjunction with a loan and security Agreement. These preferred unit warrants were settled with Class A common stock as part of the IPO and Organizational Transactions.

The following tables set forth a summary of the changes in the fair value of the Company’s liability measured using Level 3 inputs (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$—	$320
Change in estimated fair value of Series E warrants	—	216
Balance at end of period	$—	$536

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll and related	$1,250	$202
Accrued preclinical and clinical trial costs	389	621
Accrued professional fees	323	213
Other	139	398
Total accrued expenses	$2,101	$1,434

5. Evaluation Agreement

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

In May 2021, the Company received written notice from Takeda as to their intent to terminate the contract for convenience. Due to the delivery of the termination notice, the Company determined that there were no further enforceable rights and obligations under the agreement beyond May 2021 and the remaining $2.0 million of deferred revenue was recognized in 2021.

For the three months ended March 31, 2022, no contract revenue related to the Takeda agreement was recognized. For three months ended March 31, 2021, the Company recognized contract revenue related to the Takeda agreement of $0.8 million. There was no deferred revenue as of March 31, 2022 nor December 31, 2021.

6. Related Party Transactions

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family. The founder and Chairman is the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is also the brother of the founder and Chairman and thus uncle of the Company’s Chief Executive Officer.

Services agreements

In June 2021, Rani LLC entered into a service agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2023, with the potential for two annual renewals, subject to approval by ICL upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively.

In June 2021, RMS entered into a service agreement with ICL (the “RMS-ICL Service Agreement”) effective retrospectively to January 1, 2021, pursuant to which ICL agreed to rent a specified portion of its facility in San Jose, California to RMS. Additionally, RMS and ICL agreed to provide personnel services to the other upon requests based on rates specified in the RMS-ICL Service Agreement. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated. RMS or ICL may terminate services under the RMS-ICL Service Agreement upon 60 days' notice to the other party, except for occupancy which requires six months’ notice. The RMS-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or RMS, respectively, as well as allocations of expenses based upon RMS’s utilization of ICL’s facilities and equipment.

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$239	$33
General and administrative	63	182
Total	$302	$215

The Company’s eligible employees are permitted to participate in ICL’s 401(k) Plan (“401(k) Plan”). Participation in the 401(k) Plan is offered for the benefit of the employees, including the Company’s named executive officers, who satisfy certain eligibility requirements.

As of March 31, 2022, all of the Company's facilities are owned or leased by an entity affiliated with the Company’s Chairman (Note 7). The Company pays for the use of these facilities through its services agreements with ICL.

Financing activity

From inception to the first half of 2017, the Company advanced funds to ICL, and ICL made payments directly to certain vendors on behalf of Rani, Rani has reimbursed ICL for all such payments at cost on a monthly basis.

In March 2021, an outstanding notes receivable balance totaling $1.7 million, including all accrued interest, was fully repaid by ICL.

During 2020 and 2021, a related party of the Company, and its affiliates, purchased 2,100,800 common units of Rani LLC and 7,880,120 Series E Preferred Units of Rani LLC. As part of the Organizational Transactions the common units and Series E Preferred Units were exchanged for 5,277,729 shares of the Company's Class A common stock. In connection with the IPO and subsequent thereto, the same related party purchased an additional 6,458,904 shares of the Company’s Class A common stock for total gross proceeds of $71.1 million.

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

Secondary Sales Transactions

In February 2021, one of the Company's named executive officers and then member of the Board of Managers of Rani LLC, and a current member of the Board of Managers of Rani LLC sold a total of 210,000 common units to a third-party investor at $7.1471 per unit. The Company determined that the sales price was above fair value of such units and as a result recorded equity-based compensation expense of $0.5 million for which $0.2 million was recorded as general and administrative expense and $0.3 million was recorded as research and development expense. The $0.5 million represents the difference between the sales price and fair value of the common units.

Tax Receivable Agreement

Certain parties to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests (Note 2). During the three months ended March 31, 2022, these parties to the TRA exchanged 2,309,490 Paired Interests that resulted in tax benefits subject to the TRA (Note 10).

Registration Rights Agreement

In connection with the IPO, the Company entered into a Registration Rights Agreement. ICL and its affiliates are parties to this agreement. The Registration Rights Agreement provides certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, ICL and its affiliates can require the Company to register under the Securities Act of 1933, as amended (the “Securities Act”) shares of Class A common stock issuable to ICL and its affiliates upon, at the Company’s election, redemption or exchange of their Paired Interests. The Registration Rights Agreement also provides for piggyback registration rights. In March 2022, certain holders of our Class A common stock considered to be related parties were made parties to the Registration Rights Agreement.

Rani LLC Agreement

The Company operates its business through Rani LLC and its subsidiary. In connection with the IPO, the Company and the Continuing LLC Owners, including ICL and its affiliates, entered into the Rani LLC Agreement. The governance of Rani LLC, and the rights and obligations of the holders of LLC Interests, are set forth in the Rani LLC Agreement. As Continuing LLC Owners, ICL and its affiliates are entitled to exchange, subject to the terms of the Rani LLC Agreement, Paired Interests for Class A common stock of the Company; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed.

During the three months ended March 31, 2022, entities affiliated with ICL exchanged 2,309,490 Paired Interests for an equal number of shares of the Company's Class A common stock.

7. Leases

The Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless RMS or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. As of March 31, 2022, the Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period and this has been considered in the determination of the right-of-use assets and lease liabilities associated with the RMS-ICL Service Agreement. At March 31, 2022, the RMS-ICL Service Agreement had a remaining term of 1.8 years.

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2023, with the potential for two annual renewals, subject to approval by ICL upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. As of March 31, 2022, the renewal option for the facility in Milpitas, California was not deemed reasonably certain to be exercised and the Occupancy Services were considered short term.

The Company's leases are accounted for as operating leases and require certain fixed payments of real estate taxes and insurance in addition to future minimum lease payments, and certain variable payments of common area maintenance costs and building utilities. Variable lease payments are expensed in the period in which the obligation for those payments is incurred. These variable lease costs are payments that vary in amount beyond the commencement date, for reasons other than passage of time. Total operating lease expense incurred with ICL was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Short term lease expense are included in the total operating lease expense and not immaterial for the periods presented. Variable lease payments are excluded in the total operating lease expense and immaterial for the periods presented.

The Company used its IBR as the discount rate when measuring operating lease liabilities. The discount rate associated with the RMS-ICL Service Agreement is 5.0%.

Supplemental information on the Company’s condensed consolidated balance sheet as of March 31, 2022 and statements of cash flow related to leases was as follows (in thousands):

March 31,
2022
Balance sheet
Operating lease right-of-use assets	$1,159

Operating lease liability, current portion	$650
Operating lease liability, net current portion	509
Total operating lease liability	$1,159

March 31,
2022
Cash flows
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$173

As of March 31, 2022, minimum annual rental payments under the Company’s operating lease agreement is as follows (in thousands):

Year ending December 31,
2022 (remaining nine months)	$518
2023	690
Total undiscounted future minimum lease payments	$1,208
Less: Imputed interest	(49)
Total operating lease liability	$1,159
Less: Operating lease liability, current portion	650
Operating lease liability, net current portion	$509

Operating lease in the table above includes future minimum lease payments for the RMS-ICL Service Agreement. Future minimum lease payments of the Rani LLC-ICL Service Agreement for fiscal years 2022 (remaining nine months) and 2023 totaled $0.4 million and $0.1 million, respectively.

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

In February 2022 and March 2022, certain of the Continuing LLC Owners executed an exchange of 4,517,105 Paired Interests and 158,051 non-corresponding Class A Units of Rani LLC in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently cancelled and retired pursuant to the terms of the Rani LLC Agreement.

9. Equity-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	2,300,819	$14.12	9.55	$976
Granted	1,081,437	$13.38	9.96	$299
Forfeited	(6,500)	$26.78
Balance at March 31, 2022	3,375,756	$13.86	9.53	$5,677
Exercisable at March 31, 2022	133,775	$9.44	9.21	$543
Nonvested at March 31, 2022	3,241,981	$14.04	9.54	$5,134

As of March 31, 2022, there was $27.8 million of unrecognized equity-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Restricted Stock Units

A summary of RSU activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2021	596,500	$19.56
Granted	443,400	$13.21
Forfeited	(43,400)	$19.56
Balance at March 31, 2022	996,500	$16.73

As of March 31, 2022, there was $13.6 million of unrecognized equity-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Stock Awards

A summary of RSA activity during the periods indicated is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2021	113,173	$6.15
Vested	(16,810)	$6.17
Balance at March 31, 2022	96,363	$6.15

As of March 31, 2022, there was $0.3 million of unrecognized equity-based compensation expense related to RSAs which is expected to be recognized over a weighted-average period of approximately 1.4 years. The total fair value of the RSAs that vested in 2022 was approximately $0.2 million.

Equity-Based Compensation Expense

The following table summarizes the components of equity-based compensation expense resulting from the grant of stock options, RSUs and RSAs, and a secondary sales transaction entered into in February 2021, recorded in the Company’s condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,246	$226
General and administrative	1,659	226
Total equity-based compensation	$2,905	$452

10. Commitments and Contingencies

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

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners (Note 2). As of March 31, 2022, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $19.9 million at March 31, 2022.

The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's condensed consolidated statement of operations and comprehensive loss at that time.

11. Long-Term Debt

Convertible Notes

In September 2020, Rani LLC, entered into a secured convertible loan agreement (the “Loan and Security Agreement” or the “Loan”) with Avenue Venture Opportunity Fund L.P. (“Avenue”), whereby Rani LLC could borrow up to a maximum of $10.0 million, with $3.0 million being immediately available. The remaining $7.0 million available could be borrowed if Avenue received evidence of at least $40.0 million of net cash proceeds from the sale or issuance of securities to existing investors, or upfront payments in connection with strategic partnerships by March 31, 2021. Rani LLC opted not to draw down this additional amount, and the option has since expired undrawn. In exchange for access to this facility, Rani LLC agreed to issue warrants exercisable into Rani LLC preferred units amounting to $0.9 million; Rani LLC subsequently granted 118,929 Series E warrants with an exercise price of $7.1471 per unit.

In July 2021, the Company repaid, in full, the $3.0 million of principal and approximately $0.5 million of final payment and fees under the Loan and Security Agreement resulting in a $0.7 million loss on extinguishment of debt recorded in the Company's condensed consolidated statement of operations and comprehensive loss in 2021. Avenue Capital also waived their right to convert the outstanding principal into Series E Preferred Units.

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

12. Income Taxes

The Company is the managing member of Rani LLC and, as a result, consolidates the financial results of Rani LLC and its taxable subsidiary RMS in the condensed consolidated financial statements. Rani LLC is a pass-through entity for United States federal and most applicable state and local income tax purposes following the IPO and Organizational Transactions. As an entity classified as a partnership for tax purposes, Rani LLC is not subject to United States federal and certain state and local income taxes. Any taxable income or loss generated by Rani LLC is passed through to, and included in the taxable income or loss of, its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated to the it, based on the its economic interest in Rani LLC. The Company's tax provision also includes the activity of RMS, which is taxed as a corporation for United States federal and state income tax purposes.

The Company’s effective income tax rate was (0.10)% and (0.21)% for the three months ended March 31, 2022 and 2021, respectively. As a result of the February 2022 and March 2022 exchanges (Note 8), the Company recorded a $17.4 million deferred tax asset related to income tax benefit associated with the basis of the net assets of Rani LLC. Because of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not likely to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets.

There were no material changes to uncertain tax positions for the three months ended March 31, 2022 and 2021, and the Company does not anticipate material changes within the next 12 months.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

Three Months Ended March 31,
2022
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(6,223)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	21,409
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.29)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings:

Three Months Ended March 31,
2022
Paired Interests	24,773,286
Stock options	3,375,756
Class A Units of Rani LLC exchangeable for Class A common stock	1,387,471
Restricted stock units	996,500
Restricted stock awards	96,363
30,629,376

Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B common stock were determined to be anti-dilutive for the three months ended March 31, 2022. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Holdings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission ("SEC"). Some of the information contained in this discussion and analysis or set forth elsewhere in this document, includes forward looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Please also see the section titled “Forward Looking Statements.”

The following discussion contains references to calendar year 2021 and the three months ended March 31, 2022 and 2021, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiaries for the year ended December 31, 2021 and the three months ended March 31, 2022 and 2021, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiaries.

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

Since our inception in 2012, we have devoted the majority of our resources to research and development, manufacturing automation and scaleup, and establishing our intellectual property portfolio. To date, we have financed our operations primarily through the initial public offering ("IPO"), private placements of preferred units, issuance of convertible promissory notes, and contract revenue generated from our evaluation agreements.

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

COVID-19 Business Impact

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The extent to which the COVID-19 pandemic will further directly or indirectly impact our results of operation and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent COVID-19 will impact our operations.

Organizational Transactions

The Company was incorporated in April 2021 and formed for the purpose of facilitating an IPO of its Class A common stock, and to facilitate certain organizational transactions (“Organizational Transactions”) and to operate the business of Rani Therapeutics, LLC (“Rani LLC”) and its consolidated subsidiary. In connection with the IPO, we established a holding company structure with the Company as the holding company and its principal asset being the Class A common units (“Class A Units”) of Rani LLC that it owns. As the sole managing member of Rani LLC, the Company operates and controls all of Rani LLC’s operations, and through Rani LLC and its subsidiary, conducts all of Rani LLC’s business and the financial results of Rani LLC and its consolidated subsidiary are included in the condensed consolidated financial statements of the Company.

Rani LLC has been, and after the IPO continues to be, treated as a pass-through entity for U.S. federal and state income tax purposes and accordingly has not been subject to U.S. federal or state income tax. The wholly owned subsidiary of Rani LLC, Rani Management Services, Inc. (“RMS”), which was incorporated in 2019, is taxed as a corporation for U.S. federal and most applicable state, local income tax and foreign tax purposes. As a result of its ownership of interests in Rani LLC ("LLC Interests"), the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Rani LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our operations and may be required to make payments under the Tax Receivable Agreement with certain of the individuals and entities that continue to hold interests in Rani LLC after the IPO (the "Continuing LLC Owners"). The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of our Class B common stock (together referred to as a "Paired Interest"), in return for shares of our Class A common stock on a one-for-one basis provided that, at our election, we may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if, at the election of the Continuing LLC Owners, we redeem or exchange such Paired Interest pursuant to the terms of the Rani LLC Agreement. These exchanges and redemptions may result in increases in the tax basis of the assets of Rani LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of income tax that the Company would otherwise be required to pay in the future. This tax basis may also decrease the gains (or increase the losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of exchanges, and the resulting amounts we will likely pay out to the Continuing LLC Owners pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial in the event we are profitable. Certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,387,471 shares of the Company’s Class A common stock.

Components of Results of Operations

Contract Revenue

To date, we have not generated any revenue from commercial product sales and do not expect to generate any revenue from the sale of commercial products in the foreseeable future. Our only revenue to date has been derived from evaluation agreements, which has been recorded as contract revenue. As of March 31, 2022, we had no active evaluation agreements, and therefore we expect that our revenue for the next several years will be derived from any new agreements that may be executed in the future.

Our ability to generate commercial product revenue and to become profitable will depend upon our ability to successfully develop, obtain regulatory approval for and commercialize the RaniPill capsule and RaniPill HC. Because of the numerous risks and uncertainties associated with product development, regulatory approval and commercialization, we are unable to predict the amount, timing or whether we will be able to generate any commercial product revenue.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, equity-based compensation, and benefits) for personnel in executive, finance, accounting, legal, corporate and business development, and other administrative functions. General and administrative expenses also include legal fees relating to corporate matters, professional fees paid for accounting, auditing, consulting, tax, and administrative consulting services, insurance costs, travel, and facilities, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We anticipate that our general and administrative expenses will increase significantly in the foreseeable future as additional administrative personnel and services are required to manage and support the development of the RaniPill capsule and RaniPill HC. We also anticipate that we will incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance, and investor and public relations.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income earned on our cash and cash equivalents.

Non-Controlling Interest

Non-controlling interest ("NCI") represents the portion of income or loss, net assets and comprehensive loss of our consolidated subsidiary that is not allocable to the Company based on its percentage of ownership of Rani LLC.

In August 2021, based on the Organizational Transactions, the Company became the sole managing member of Rani LLC. As of March 31, 2022, the Company held approximately 48% of the Class A Units of Rani LLC, and approximately 52% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, we report NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on our condensed consolidated balance sheet as of March 31, 2022. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to March 31, 2022, there were 4,517,105 exchanges of Paired Interests and 158,051 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of our Class A common stock.

Tax Receivable Agreement

In August 2021, in connection with the IPO and Organizational Transactions, we entered into a tax receivable agreement ("TRA") with certain of the Continuing LLC Owners. The TRA provides that we pay to such Continuing LLC Owners, 85% of the amount of tax benefits, if any, it is deemed to realize (calculated using certain assumptions) as a result of (i) increases in the tax basis of assets of Rani LLC resulting from (a) any future redemptions or exchanges of Paired Interests or non-corresponding Class A Units of Rani LLC and (b) payments under the TRA and (ii) certain other benefits arising from payments under the TRA (collectively the “Tax Attributes”).

A liability for the payable to parties subject to the TRA, and a reduction to stockholders’ equity, is accrued when (i) an exchange of a Paired Interest or non-corresponding Class A Units of Rani LLC has occurred and (ii) when it is deemed probable that the Tax Attributes associated with the exchange will be used to reduce our taxable income based on the contractual percentage of the benefit of Tax Attributes that we expect to receive over a period of time.

Relationship with InCube Labs, LLC

Services Agreements

In June 2021, Rani LLC entered into a service agreement with InCube Labs, LLC (“ICL”) effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2023, with the potential for two annual renewals, subject to approval by ICL upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively.

In June 2021, RMS entered into a service agreement with ICL (the “RMS-ICL Service Agreement”) effective retrospectively to January 1, 2021, pursuant to which ICL agreed to rent a specified portion of its facility in San Jose, California to RMS. Additionally, RMS and ICL agreed to provide personnel services to the other upon requests based on rates specified in the RMS-ICL Service Agreement. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated. RMS or ICL may terminate services under the RMS-ICL Service Agreement upon 60 days' notice to the other party, except for occupancy which requires six months’ notice. The RMS-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or RMS, respectively, as well as allocations of expenses based upon RMS’s utilization of ICL’s facilities and equipment.

The table below details the amounts charged by ICL for services and rent, net of the amount that RMS charged ICL, which is included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$239	$33
General and administrative	63	182
Total	$302	$215

As of March 31, 2022, our eligible employees were permitted to participate in ICL’s 401(k) Plan (“401(k) Plan”). Participation in the 401(k) Plan was offered for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Subsequently, in April 2022, the Company established its own 401(k) Plan, with participation offered for the benefit of the employees, including the Company’s named executive officers, who satisfy certain eligibility requirements.

As of March 31, 2022, all of our facilities are owned or leased by an entity affiliated with our Chairman. Rani LLC pays for the use of these facilities through our services agreements with ICL.

Financing activity

In March 2021, an outstanding notes receivable balance totaling $1.7 million, including all accrued interest, was fully repaid by ICL.

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

Tax Receivable Agreement

ICL is party to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions. The TRA provides that we pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During the three months ended March 31, 2022, entities affiliated with ICL exchanged 2,309,490 Paired Interests that resulted in tax benefits subject to the TRA.

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

During the three months ended March 31, 2022, entities affiliated with ICL exchanged 2,309,490 Paired Interests for the Company's Class A common stock.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. For information with respect to recent accounting pronouncements that are of significance or potential significance to us, see “Note 2. Summary of Significant Accounting Policies” in the “Notes to the Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Contract revenue	$—	$756	*	%
Operating expenses
Research and development	7,591	3,347	126.8
General and administrative	6,189	2,607	137.4
Total operating expenses	$13,780	$5,954	131.4%
Loss from operations	(13,780)	(5,198)	165.1
Other income (expense), net
Interest income	15	47	(68.1)
Interest expense and other, net	—	(188)	*
Change in estimated fair value of preferred unit warrant	—	(216)	*
Loss before income taxes	(13,765)	(5,555)	147.8
Income tax expense	(63)	(43)	46.5
Net loss and comprehensive loss	$(13,828)	$(5,598)	147.0%
Net loss attributable to non-controlling interest	(7,605)	(5,598)	35.9
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(6,223)	$—	*	%

* No comparable result in the period

Contract Revenue

For the three months ended March 31, 2022, no contract revenue related to the Takeda agreement was recognized. For three months ended March 31, 2021, the Company recognized contract revenue related to the Takeda agreement of $0.8 million.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Payroll, equity-based compensation and related benefits	$5,423	$2,195
Third-party services	1,060	187
Facilities, materials and supplies	970	683
Other	138	282
Total	$7,591	$3,347

Research and development expenses were $7.6 million for the three months ended March 31, 2022, compared to $3.3 million for the three months ended March 31, 2021. The change in research and development expense was attributed to an increase of $3.2 million in salaries and related benefit costs due to higher headcount, which includes $1.2 million of equity-based compensation, an increase in third-party services of $0.9 million and laboratory supplies of $0.3 million.

General and Administrative Expenses

General and administrative expenses were $6.2 million for the three months ended March 31, 2022, compared to $2.6 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, the change in general and administrative expenses was attributed to an increase of $2.2 million in salaries and related benefit costs due to higher headcount, which includes $1.7 million of equity-based compensation. Additionally, facility costs increased $0.7 million attributable to insurance, and professional and consulting services expense increased by $0.4 million.

Other Income (Expense), Net

Other expense, net, was immaterial for the three months ended March 31, 2022. Other expense, net, was $0.4 million for the three months ended March 31, 2021, which was primarily due to $0.2 million in interest expense on the debt and $0.2 million due to the increase in the estimated fair value of the Series E preferred unit warrants.

Liquidity and Capital Resources

Source of Liquidity

We have not generated any revenue from commercial product sales and have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products, and we do not expect to generate revenue from sales of commercial products for several years, if at all. We anticipate that we will continue to incur net losses for the foreseeable future. Since our inception, we have devoted substantially all of our resources on organizing and staffing our company, business planning, research and development activities, including the RaniPill platform design, drug formulation, preclinical studies, clinical trials, manufacturing automation and scale up, establishing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through an IPO, private placements of Rani LLC preferred units and the issuance of convertible promissory notes, with aggregate gross proceeds of $282.4 million, as well as contract revenue generated from evaluation agreements. In August 2021, we raised net proceeds of $73.6 million from the IPO. As of March 31, 2022, we had cash and cash equivalents of $107.8 million.

Since our inception, we have incurred significant losses and negative cash flows from operations. Our net losses were $13.8 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $14.6 million. We expect to continue to incur significant losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Until such time as we can generate sufficient revenue from commercial product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings, or other capital sources, which may include strategic collaborations or other arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

As of March 31, 2022, we have not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $19.9 million at March 31, 2022.

The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's condensed consolidated statement of operations and comprehensive loss at that time.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(9,360)	$(4,048)
Net cash used in investing activities	(254)	(99)
Net cash provided by financing activities	—	7,751
Net (decrease) increase in cash and cash equivalents	$(9,614)	$3,604

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $9.4 million, which was primarily attributable to a net loss of $13.8 million, partially offset by the equity-based compensation expense of $2.9 million. Additionally there was a decrease of $0.7 million in prepaid expenses and other assets due to amortization of director and officer liability insurance, as a result of becoming a publicly traded company, and an increase in accrued expenses of $0.6 million.

Net cash used in operating activities for the three months ended March 31, 2021 was $4.0 million, which was primarily attributable to a net loss of $5.6 million, non-cash depreciation and amortization of $0.1 million, change in the fair value of preferred unit warrant liability of $0.2 million, and equity-based compensation expense from a secondary sales transaction of $0.5 million, partially offset by an increase in operating assets and liabilities of $0.7 million.

Investing Activities

For the three months ended March 31, 2022 and 2021, net cash used in investing activities was $0.3 million and $0.1 million, respectively, consisting solely of purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2022, there were no financing activities.

For the three months ended March 31, 2021, cash provided by financing activities was approximately $7.8 million, consisting of the proceeds from the sale and issuance of our Series E Preferred Units for net proceeds of $6.3 million, and $1.7 million of principal payments received from our related party note receivable, partially offset by deferred offering costs of $0.3 million.

Contractual Obligations and Other Commitments

Rani LLC pays for the use of our facilities through the Rani LLC-ICL Service Agreement and RMS-ICL Service Agreement. As of March 31, 2022, the future aggregate minimum lease payments associated with our service agreements with ICL for fiscal years 2022 (remaining nine months) and 2023 totaled $0.9 million and $0.8 million, respectively.

In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operation is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For further information on our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

Recently Adopted Accounting Standards

For a description of the expected impact of recent accounting pronouncements, see “Note 2. Summary of Significant Accounting Policies” in the “Notes to the Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022).
10.1

Amendment No. 1 to Service Agreement, dated March 21, 2022, by and between Rani Therapeutics, LLC and InCube Labs, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022).

10.2+*	Employment Agreement, dated April 12, 2022, by and between Rani Therapeutics, LLC and Eric Groen.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†

The certifications attached as Exhibit 32.1 which accompanies this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rani Therapeutics Holdings, Inc.

Date: May 11, 2022	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)