Form 10-Q
period 2022-06-30
Rani Therapeutics Holdings, Inc.
filed 2022-08-10
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 24,492,016 shares of Class A common stock, $0.0001 par value per share, outstanding, 24,663,752 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,387,471 shares of the registrant’s Class A common stock.

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
•
our ability to complete development of the RaniPill HC or any redesign and conduct additional preclinical and clinical studies of the RaniPill HC or any future design of the RaniPill capsule to accommodate target payloads that are larger than the payload capacity of the RaniPill capsule currently used for our product candidates;
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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,181	$117,453
Prepaid expenses	812	2,142
Total current assets	97,993	119,595
Property and equipment, net	5,352	4,612
Operating lease right-of-use asset	999	—
Total assets	$104,344	$124,207
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,440	$1,080
Related party payable	30	126
Accrued expenses	3,221	1,434
Operating lease liability, current portion	658	—
Total current liabilities	5,349	2,640
Operating lease liability, net current portion	341	—
Total liabilities	5,690	2,640
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 24,494 and 19,712 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.0001 par value - 40,000 shares authorized; 24,663 and 29,290 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	69,986	55,737
Accumulated deficit	(22,178)	(8,331)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	47,813	47,411
Non-controlling interest	50,841	74,156
Total stockholders' equity	98,654	121,567
Total liabilities and stockholders' equity	$104,344	$124,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contract revenue	$—	$1,961	$—	$2,717
Operating expenses
Research and development	9,528	3,759	17,118	7,106
General and administrative	6,319	3,460	12,509	6,067
Total operating expenses	$15,847	$7,219	$29,627	$13,173
Loss from operations	(15,847)	(5,258)	(29,627)	(10,456)
Other income (expense), net
Interest income and other, net	35	13	50	60
Interest expense and other, net	—	(169)	—	(357)
Change in estimated fair value of preferred unit warrant	—	(70)	—	(286)
Loss before income taxes	(15,812)	(5,484)	(29,577)	(11,039)
Income tax expense	(154)	(1)	(217)	(44)
Net loss and comprehensive loss	$(15,966)	$(5,485)	$(29,794)	$(11,083)
Net loss attributable to non-controlling interest	(8,342)	(5,485)	(15,947)	(11,083)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,624)	$—	$(13,847)	$—
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.31)		$(0.60)
Weighted-average Class A common shares outstanding—basic and diluted	24,371		22,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity/CONVERTIBLE PREFERRED UNITS AND MEMBERS' Deficit

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2021	19,712	$2	29,290	$3	$55,737	$(8,331)	$74,156	$121,567
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	4,675	—	(4,517)	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	10,928	—	(10,928)	—
Equity-based compensation	—	—	—	—	1,268	—	1,637	2,905
Net loss	—	—	—	—	—	(6,223)	(7,605)	(13,828)
Balance at March 31, 2022	24,387	$2	24,773	$3	$67,933	$(14,554)	$57,260	$110,644
Forfeiture of restricted stock awards	(3)	—	—	—	(3)	—	(3)	(6)
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	110	—	(110)	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	126	—	(126)	—
Equity-based compensation	—	—	—	—	1,930	—	2,052	3,982
Net loss	—	—	—	—	—	(7,624)	(8,342)	(15,966)
Balance at June 30, 2022	24,494	$2	24,663	$3	$69,986	$(22,178)	$50,841	$98,654

	Convertible Preferred		Common
	Units	Amount	Units	Amount	Accumulated Deficit	Total Members’ Deficit
Balance at December 31, 2020	26,746	$184,714	46,890	$664	$(114,003)	$(113,339)
Issuance of Series E preferred units	884	6,320	—	—	—	—
Exercise of warrant for common units	—	—	6	13	—	13
Equity-based compensation	—	—	—	453	—	453
Net loss	—	—	—	—	(5,598)	(5,598)
Balance at March 31, 2021	27,630	$191,034	46,896	$1,130	$(119,601)	$(118,471)
Equity-based compensation	—	—	—	282	—	282
Net loss	—	—	—	—	(5,485)	(5,485)
Balance at June 30, 2021	27,630	$191,034	46,896	$1,412	$(125,086)	$(123,674)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(29,794)	$(11,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233	264
Equity-based compensation expense	6,881	735
Change in fair value of preferred unit warrant liability	—	286
Non-cash operating lease expense	317	—
Other	—	124
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,330	2
Accounts payable	209	421
Accrued expenses	1,549	1,554
Operating lease liabilities	(317)	—
Related party payable	(96)	738
Deferred revenue	—	(2,717)
Net cash used in operating activities	(19,688)	(9,676)
Cash flows from investing activities
Purchases of property and equipment	(633)	(235)
Net cash used in investing activities	(633)	(235)
Cash flows from financing activities
Proceeds from employee stock purchase plan	49	—
Proceeds from issuance of preferred units, net of issuance costs	—	6,320
Proceeds from exercise of warrants for common units	—	13
Payment of deferred offering costs	—	(1,886)
Principal and interest repayments from related party for note receivable	—	1,720
Net cash provided by financing activities	49	6,167
Net decrease in cash and cash equivalents	(20,272)	(3,744)
Cash and cash equivalents, beginning of period	117,453	73,058
Cash and cash equivalents, end of period	$97,181	$69,314
Supplemental disclosures of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$340	$—
Exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	$74,567	$—
Deferred financing costs included in accounts payable and accrued expenses	$—	$1,527

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

The Company is a clinical stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics and drugs orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. The Company is advancing a portfolio of oral therapeutics using its proprietary delivery technology, the RaniPill capsule. The Company is headquartered in San Jose, California and operates in one segment.

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
•
Entered into a Registration Rights Agreement with certain of the Continuing LLC Owners.

The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of June 30, 2022, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,387,471 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $29.8 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $22.2 million and for the six months ended June 30, 2022 had negative cash flows from operations of $19.7 million. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues to develop the RaniPill capsule. The Company expects that its cash and cash equivalents of $97.2 million as of June 30, 2022 will be sufficient to fund its operations through at least twelve months from the date the condensed consolidated financial statements are issued. The Company expects to finance its future operations with its existing cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, collaboration or licensing agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders and holders of interests in the Company. The Company will not generate any revenue from product sales unless, and until, it successfully completes clinical development and obtains regulatory approval for the RaniPill capsule. If the Company obtains regulatory approval for the RaniPill capsule, it expects to incur significant expenses related to developing its internal commercialization capability to support manufacturing, product sales, marketing, and distribution.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature except for the adoption of the new lease accounting standard. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2021. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022.

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

Subsequent to the adoption of the new leasing standard on January 1, 2022, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. For any arrangement that is considered to be a lease with a term greater than one year, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the Company’s condensed consolidated balance sheet as of June 30, 2022.

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

Net Loss Per Class A Common Share Attributable to Rani Holdings

Basic net loss per Class A common share attributable to Rani Holdings is computed by dividing net loss attributable to the Company by the weighted average number of Class A common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per Class A common share is computed giving effect to all potentially dilutive shares. Diluted net loss per Class A common share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive. Net loss per share is not presented for the three and six months ended June 30, 2021 as the Company did not have any economic interests prior to the date of the IPO and Organizational Transactions through which it was given ownership in Rani LLC. Losses prior to the IPO and Organizational Transactions would have been allocated to the original members of Rani LLC. The basic and diluted net loss per Class A common share attributable to Rani Holdings is applicable only for the periods following the IPO and Organizational Transactions and represents the periods that the Company had Class A common shares outstanding.

Non-Controlling Interest

Non-controlling interest ("NCI") represents the portion of income or loss, net assets and comprehensive loss of the Company's consolidated subsidiary that is not allocable to Rani Holdings based on the Company's percentage of ownership of Rani LLC.

In August 2021, based on the Organizational Transactions, Rani Holdings became the sole managing member of Rani LLC. As of June 30, 2022, Rani Holdings held approximately 48% of the Class A Units of Rani LLC, and approximately 52% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, the Company reports NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on its condensed consolidated balance sheet as of June 30, 2022. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to June 30, 2022, there were 4,626,639 exchanges of Paired Interests and 158,051 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of the Company's Class A common stock.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$94,679	$—	$—	$94,679
Total assets	$94,679	$—	$—	$94,679

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$115,595	$—	$—	$115,595
Total assets	$115,595	$—	$—	$115,595

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

The following tables set forth a summary of the changes in the fair value of the Company’s liability measured using Level 3 inputs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$—	$536	$—	$320
Change in estimated fair value of Series E warrants	—	70	—	286
Balance at end of period	$—	$606	$—	$606

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and related	$2,037	$202
Accrued preclinical and clinical trial costs	464	621
Accrued taxes	358	3
Accrued professional fees	178	213
Other	184	395
Total accrued expenses	$3,221	$1,434

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

For the six months ended June 30, 2022, no contract revenue related to the Takeda agreement was recognized. For the six months ended June 30, 2021, the Company recognized contract revenue related to the Takeda agreement of $2.7 million. There was no deferred revenue as of June 30, 2022 nor December 31, 2021.

6. Related Party Transactions

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family. The founder and Chairman is the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is also the brother of the founder and Chairman and thus uncle of the Company’s Chief Executive Officer.

Services agreements

In June 2021, Rani LLC entered into a service agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2023, with the potential for two annual renewals, subject to approval by the landlord upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively.

In June 2021, RMS entered into a service agreement with ICL (the “RMS-ICL Service Agreement”) effective retrospectively to January 1, 2021, pursuant to which ICL agreed to rent a specified portion of its facility in San Jose, California to RMS. Additionally, RMS and ICL agreed to provide personnel services to the other upon requests based on rates specified in the RMS-ICL Service Agreement. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated. Rani LLC or ICL may terminate services under the RMS-ICL Service Agreement upon 60 days' notice to the other party, except for occupancy which requires six months’ notice. The RMS-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively, as well as allocations of expenses based upon Rani LLC’s utilization of ICL’s facilities and equipment.

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$286	$123	$526	$156
General and administrative	53	184	116	366
Total	$339	$307	$642	$522

Prior to April 2022, the Company’s eligible employees were permitted to participate in ICL’s 401(k) Plan (“401(k) Plan”). Participation in the 401(k) Plan was offered for the benefit of the employees, including the Company’s named executive officers, who satisfied certain eligibility requirements. In April 2022, the Company established its own 401(k) Plan, with participation offered for the benefit of the employees, including the Company’s named executive officers, who satisfy certain eligibility requirements.

As of June 30, 2022, all of the Company's facilities are owned or leased by an entity affiliated with the Company’s Chairman (Note 7). The Company pays for the use of these facilities through its services agreements with ICL.

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

Non-Exclusive License Agreement between Rani and ICL (“Non-Exclusive License Agreement”)

In June 2021, the Company, through Rani LLC, entered into the Non-Exclusive License Agreement with ICL, a related party, pursuant to which the Company granted ICL a non-exclusive, fully-paid license under specified patents that were assigned from ICL to the Company. Additionally, the Company agreed not to license these patents to a third party in a specific field outside the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine, if ICL can prove that it or its sublicensee has been in active development of a product covered by such patents in that specific field. ICL may grant sublicenses under this license to third parties only with the Company’s prior approval. The Non-Exclusive License Agreement will continue in perpetuity unless earlier terminated.

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

Tax Receivable Agreement

Certain parties to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests (Note 2). During the six months ended June 30, 2022, these parties to the TRA exchanged 2,309,490 Paired Interests that resulted in tax benefits subject to the TRA (Note 10).

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

During the six months ended June 30, 2022, certain parties to the Rani LLC Agreement exchanged 2,309,490 Paired Interests for an equal number of shares of the Company's Class A common stock.

7. Leases

The Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. As of June 30, 2022, the Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period and this has been considered in the determination of the right-of-use assets and lease liabilities associated with the RMS-ICL Service Agreement. At June 30, 2022, the RMS-ICL Service Agreement had a remaining term of 1.5 years.

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2023, with the potential for two annual renewals, subject to approval by the landlord upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. As of June 30, 2022, the renewal option for the facility in Milpitas, California was not deemed reasonably certain to be exercised and the Occupancy Services were considered short term.

The Company's leases are accounted for as operating leases and require certain fixed payments of real estate taxes and insurance in addition to future minimum lease payments, and certain variable payments of common area maintenance costs and building utilities. Variable lease payments are expensed in the period in which the obligation for those payments is incurred. These variable lease costs are payments that vary in amount beyond the commencement date, for reasons other than passage of time. Total operating lease expense incurred with ICL was $0.7 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. Short term lease expense are included in the total operating lease expense and not immaterial for the periods presented. Variable lease payments are excluded in the total operating lease expense and immaterial for the periods presented.

The Company used its IBR as the discount rate when measuring operating lease liabilities. The discount rate associated with the RMS-ICL Service Agreement is 5.0%.

Supplemental information on the Company’s condensed consolidated balance sheet and statements of cash flow as of June 30, 2022 related to leases was as follows (in thousands):

June 30,
2022
Balance sheet
Operating lease right-of-use assets	$999

Operating lease liability, current portion	$658
Operating lease liability, net current portion	341
Total operating lease liability	$999

June 30,
2022
Cash flows
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$345

As of June 30, 2022, minimum annual rental payments under the Company’s operating lease agreement is as follows (in thousands):

Year ending December 31,
2022 (remaining six months)	$345
2023	690
Total undiscounted future minimum lease payments	$1,035
Less: Imputed interest	(36)
Total operating lease liability	$999
Less: Operating lease liability, current portion	658
Operating lease liability, net current portion	$341

Operating lease in the table above includes future minimum lease payments for the RMS-ICL Service Agreement. Future minimum lease payments of the Rani LLC-ICL Service Agreement for fiscal years 2022 (remaining six months) and 2023 totaled $0.3 million and $0.1 million, respectively.

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

For the six months ended June 30, 2022, certain of the Continuing LLC Owners executed an exchange of 4,626,639 Paired Interests and 158,051 non-corresponding Class A Units of Rani LLC in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently cancelled and retired pursuant to the terms of the Rani LLC Agreement.

9. Equity-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	2,300,819	$14.12	9.55	$976
Granted	1,427,285	$12.80	9.75	$—
Forfeited	(40,290)	$17.08
Balance at June 30, 2022	3,687,814	$13.57	9.33	$1,079
Exercisable at June 30, 2022	596,276	$12.93	9.09	$315
Nonvested at June 30, 2022	3,091,538	$13.70	9.37	$764

As of June 30, 2022, there was $27.7 million of unrecognized equity-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 2.9 years.

Restricted Stock Units

A summary of RSU activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2021	596,500	$19.56
Granted	443,400	$13.21
Forfeited	(69,800)	$18.20
Balance at June 30, 2022	970,100	$16.76

As of June 30, 2022, there was $11.6 million of unrecognized equity-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock Awards

A summary of RSA activity during the periods indicated is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2021	113,173	$6.15
Vested	(25,170)	$6.16
Forfeited	(2,374)	$6.36
Balance at June 30, 2022	85,629	$6.14

As of June 30, 2022, there was $0.2 million of unrecognized equity-based compensation expense related to RSAs which is expected to be recognized over a weighted-average period of approximately 1.3 years. The total fair value of the RSAs that vested in 2022 was approximately $0.4 million.

2021 Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to the 2021 Employee Stock Purchase Plan (the “ESPP”) that was not significant during the three and six months ended June 30, 2022. There was no stock-based compensation expense related to the ESPP recognized during the three and six months ended June 30, 2021. As of June 30, 2022, contributions withheld from employees were not significant and recorded as a component of accrued expenses in the condensed consolidated balance sheet. As of June 30, 2022, total unrecognized compensation costs related to the ESPP was $0.1 million, which will be amortized over a weighted average vesting term of 0.4 years.

Equity-Based Compensation Expense

The following table summarizes the components of equity-based compensation expense resulting from the grant of stock options, RSUs, RSAs, the ESPP, and a secondary sales transaction entered into in February 2021, recorded in the Company’s condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,638	61	$2,886	$287
General and administrative	2,338	221	3,995	448
Total equity-based compensation	$3,976	282	$6,881	$735

10. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation as the Company operates in an industry susceptible to patent legal claims. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal costs associated with these matters are expensed when incurred. The Company is currently involved in several opposition proceedings at the European Patent Office, all of which were asserted against it by Novo Nordisk AS. The ultimate outcome of this matter as a loss is not probable nor is there any amount that is reasonably estimable. However, the outcome of the opposition proceedings could impact the Company’s ability to commercialize its products in Europe.

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners (Note 2). As of June 30, 2022, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $20.4 million at June 30, 2022.

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

11. Income Taxes

The Company is the managing member of Rani LLC and, as a result, consolidates the financial results of Rani LLC and its taxable subsidiary RMS in the condensed consolidated financial statements. Rani LLC is a pass-through entity for United States federal and most applicable state and local income tax purposes following the IPO and Organizational Transactions. As an entity classified as a partnership for tax purposes, Rani LLC is not subject to United States federal and certain state and local income taxes. Any taxable income or loss generated by Rani LLC is passed through to, and included in the taxable income or loss of, its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated to it, based on its economic interest in Rani LLC. The Company's tax provision also includes the activity of RMS, which is taxed as a corporation for United States federal and state income tax purposes.

The Company’s effective income tax rate was (0.51)% and (0.21)% for the six months ended June 30, 2022 and 2021, respectively. As a result of the exchanges for the six months ended June 30, 2022 (Note 8), the Company recorded a $18.3 million deferred tax asset related to income tax benefit associated with the basis of the net assets of Rani LLC. Because of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not likely to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets.

There were no material changes to uncertain tax positions for the six months ended June 30, 2022 and 2021, and the Company does not anticipate material changes within the next 12 months.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(7,624)	$(13,847)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	24,371	22,930
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.31)	$(0.60)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Paired Interests	24,663,752	24,663,752
Stock options	3,687,814	3,687,814
Class A Units of Rani LLC exchangeable for Class A common stock	1,387,471	1,387,471
Restricted stock units	970,100	970,100
Restricted stock awards	85,629	85,629
Shares issuable pursuant to the ESPP	30,558	30,558
	30,825,324	30,825,324

Shares of Class B common stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B common stock were determined to be anti-dilutive for the six months ended June 30, 2022. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Holdings.

13. Subsequent Events

Lease

In July 2022, the first annual extension period under the RMS-ICL Service Agreement was approved by the landlord for Occupancy Services in Milpitas, California, for an additional twelve month lease term. The future aggregate minimum lease payments associated with the additional Occupancy Services total $0.4 million.

Loan Agreement

In August 2022, the Company entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million is committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022. The remaining $15.0 million of Loans (“Tranche 2”) is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes.

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024 (extendable to March 2025 under certain conditions. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%.

Pursuant to the Loan Agreement, beginning on the first anniversary of the closing, the Company is subject to a financial covenant that requires the Company to have at least two drug products utilizing its oral delivery technology in clinical development at all times. The financial covenant does not apply if the Company has a market capitalization above $650.0 million. The Loan Agreement also contains various covenants and restrictive provisions that, among other things, limit the Company’s ability to (i) incur additional debt, guarantees or liens; (ii) pay any dividends; (iii) enter into certain change of control transactions; (iv) sell, transfer, lease, license, or otherwise dispose of certain assets; (v) make certain investments or loans; and (vi) engage in certain transactions with related persons. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests.

In connection with the Loan Agreement, the Company issued to the Lender warrants to purchase 76,336 shares of the Company's Class A common stock, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission ("SEC"). Some of the information contained in this discussion and analysis or set forth elsewhere in this document, includes forward looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. Please also see the section titled “Forward Looking Statements.”

The following discussion contains references to calendar year 2021 and the six months ended June 30, 2022 and 2021, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiaries for the year ended December 31, 2021 and the six months ended June 30, 2022 and 2021, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiaries.

Overview

We are a clinical stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics and drugs orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. We are advancing a portfolio of oral therapeutics using our proprietary delivery technology.

We are developing and clinically testing a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drugs, including large molecules such as peptides, proteins, and antibodies. The current RaniPill capsule is designed to deliver up to a 3 mg dose of drug with high bioavailability. We are also developing a high-capacity version known as the RaniPill HC, which is in preclinical stage and which is intended to enable delivery of drug payloads up to 20 mg with high bioavailability. Our current RaniPill capsule is optimized to orally deliver a variety of therapeutics and we are advancing development of the RaniPill HC to address biologics and drugs with higher dosing requirements. Together, we believe that the current RaniPill capsule and RaniPill HC could enable us to deliver most biologics currently on the market via a convenient, oral daily dose.

Since our inception in 2012, we have devoted the majority of our resources to research and development, manufacturing automation and scaleup, and establishing our intellectual property portfolio. To date, we have financed our operations primarily through an initial public offering ("IPO"), private placements of preferred units, issuance of convertible promissory notes, and contract revenue generated from our evaluation agreements.

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

As is common with biotechnology companies, we rely on third-party suppliers for the supply of raw materials and active pharmaceutical ingredients ("APIs") and drug substances required for the production of our product candidates. In addition, we work with third parties to manufacture and develop biologics and drugs for inclusion in the current RaniPill capsule and RaniPill HC. Design work, prototyping and pilot manufacturing are performed in-house, and we have utilized third-party engineering firms to assist with the design of manufacturing lines that support our supply of the current RaniPill capsule and RaniPill HC. Certain of our suppliers of components and materials are single source suppliers. We believe our vertically integrated manufacturing strategy will offer significant advantages, including rapid product iteration, control over our product quality and the ability to rapidly scale our manufacturing capacity. This capability also allows us to develop future generations of products while maintaining the confidentiality of our intellectual property. Our vertically integrated manufacturing strategy will result in material future capital outlays and fixed costs related to constructing and operating a manufacturing facility. We have and plan to continue to invest in automated manufacturing production lines for the current RaniPill capsule and RaniPill HC. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those projects related to our assets determined to not have an alternative future use have been expensed as research and development costs.

Clinical Update

We completed the single-ascending dose portion (part 1) of our Phase 1 clinical study of RT-102, a RaniPill capsule containing a proprietary formulation of human parathyroid hormone (PTH) analog PTH (1-34) for the potential treatment of osteoporosis (“Study Part 1”). The Study Part 1 achieved all of its endpoints, with RT-102 being generally well-tolerated and demonstrating high oral bioavailability of our PTH analog. We have also initiated part 2 of the clinical study which will involve 7-day repeat dosing of RT-102 in healthy volunteers.

The single-center, open label, Study Part 1 of RT-102 was conducted in Australia, and evaluated the safety, tolerability, and pharmacokinetics (PK) of RT-102 in healthy adult female volunteers. Of the 39 participants, 15 were administered RT-102 containing a single 20μg dose of PTH and 14 were administered RT-102 containing a single 80μg dose of PTH, while a control group of 10 participants received a single 20μg subcutaneous (SC) injection of Forteo® (teriparatide), a commercial formulation of PTH for SC administration.

The endpoints of the Study Part 1 were safety and tolerability, and measurements of serum concentrations of RT-102 in healthy adult female volunteers.

Phase 1 Topline Results

Safety Data

•
RT-102 was generally well-tolerated, with no RaniPill-related adverse events (AEs) observed in study participants:
o
0% (0/15) of participants dosed with RT-102 20μg experienced drug-related AEs.
o
14% (2/14) of participants dosed with of RT-102 80μg experienced drug-related AEs.
o
50% (5/10) of participants dosed with 20μg of Forteo SC experienced drug-related AEs.
o
There were no serious adverse events (SAEs) noted during Study Part 1.

Per protocol, in instances where the RaniPill capsule did not exit the stomach within 7 hours, participants were excluded from the study. Based on the exclusion criteria, three participants were excluded from Study Part 1, one of whom experienced bloating, and one additional subject was excluded due to vomiting the capsule intact. The two events were assessed as probably related and possibly related to the RaniPill, respectively. In all instances, the capsule remnants passed from all participants who ingested the RaniPill capsule.

Across our two clinical studies of the RaniPill platform (Phase 1 clinical study of RT-101, a RaniPill capsule containing ocreotide, and Study Part 1 of RT-102), 81 subjects have received the RaniPill capsule and no RaniPill-related AEs were observed in participants included in the studies.

Pharmacokinetics

•
Oral RT-102 (20μg and 80μg) delivered PTH with 300%-400% greater bioavailability than PTH delivered by Forteo SC (20μg).
•
RT-102 20μg delivered PTH with lower, more sustained peak serum levels and higher area under the curve (AUC) than Forteo SC 20μg.

	Forteo SC 20μg	RT-102 20μg	RT-102 80μg
Cmax (pg/mL)	128 ± 20	98 ± 10	971 ± 223
Tmax (hr)	0.217	1.13	0.994
AUC (h*pg/mL)	126 ± 64	342 ± 36	2600 ± 649
Relative BA (5)	N/A	~300%	~400%

•
Although Study Part 1 did not include a head-to-head comparison with abaloparatide (Tymlos®), RT-102 80μg demonstrated a PK profile similar to abaloparatide at 80μg as reported in the package insert for Tymlos. Specifically:
o
abaloparatide at 80μg has a Cmax of 812 ± 118, while RT-102 80μg had a Cmax of 971 ± 223.
o
abaloparatide at 80μg has an AUC of 1622 ± 641, while RT-102 80μg had an AUC of 2600 ± 649.

Device Performance

•
Two versions of the RaniPill were used during Study Part 1: Version C, which was used in Rani’s Phase 1 study of octreotide (which also utilized a Version A and Version B); and Version D, the latest iteration of the RaniPill.
•
New RaniPill Version D demonstrated a higher drug delivery success rate than Version C:
o
95% (20/21) of participants received successful drug delivery when ingesting RaniPill Version D.
o
75% (6/8) of participants received successful drug delivery when ingesting RaniPill Version C.

The device performance analysis does not include participants excluded from the study per protocol, as drug delivery was not measured in such participants.

Rodent Study

In addition to Study Part 1 of RT-102, we also conducted a 6-week pharmacodynamic (PD) study of the RT-102 drug substance (DS) PTH (1-34) to evaluate the effect of daily RT-102 DS intraperitoneal (IP) injections on bone mineral density (BMD) in a rodent model of osteoporosis. The study compared two control groups of rodents undergoing sham surgery (N=10) and ovariectomy (OVX) (N=10) receiving no drug, to three OVX groups each dosed with 5 mcg/kg per day of either RT-102 DS (N=10), teriparatide (N=10), or abaloparatide (N=10).

The study found that, following six weeks of treatment:

•
RT-102 DS increased BMD in a rat model of osteoporosis.
•
RT-102 DS delivered via the RaniPill IP route of administration was biologically active comparable to SC injected PTH analogs.

Part 2 of the RT-102 Clinical Study

Part 2 of our Phase 1 clinical study of RT-102 is ongoing and will evaluate the safety, tolerability and PK of RT-102 in healthy women, 18-65 years of age, or healthy post-menopausal or surgically sterile with bilateral oophorectomy women, with once-a-day repeat dosing with 20µg dose of RT-102 for 7 days.

COVID-19 Business Impact

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. We believe that, as a result of the COVID-19 pandemic, we have experienced delays due to the unavailability of vendors or delays in their availability with respect to research and development activities due to high demand or disruption to their business, delays in certain shipments of materials for our manufacturing, increases in prices charged by third parties for goods and services due to additional processes or costs resulting from COVID-19 procedures, disruption to travel which affects our ability to establish and maintain business relationships, and disruption to employee work schedules. While we have not experienced material impacts through June 30, 2022, the extent to which the COVID-19 pandemic will further directly or indirectly impact our results of operation and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent COVID-19 will impact our operations.

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

Recent Developments

In August 2022, we entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million is committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022. The remaining $15.0 million of Loans (“Tranche 2”) is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes.

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024 (extendable to March 2025 under certain conditions. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%.

Pursuant to the Loan Agreement, beginning on the first anniversary of the closing, the Company is subject to a financial covenant that requires the Company to have at least two drug products utilizing its oral delivery technology in clinical development at all times. The financial covenant does not apply if the Company has a market capitalization above $650.0 million. The Loan Agreement also contains various covenants and restrictive provisions that, among other things, limit the Company’s ability to (i) incur additional debt, guarantees or liens; (ii) pay any dividends; (iii) enter into certain change of control transactions; (iv) sell, transfer, lease, license, or otherwise dispose of certain assets; (v) make certain investments or loans; and (vi) engage in certain transactions with related persons. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests.

In connection with the Loan Agreement, the Company issued to the Lender warrants to purchase 76,336 shares of its Class A common stock, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79.

The additional capital provided by the Loans strengthens our financial position and balances our near-term capital requirements to support the continued advancement of the RaniPill platform, including the RaniPill HC (high-capacity) device, and ongoing development of RT-102 and the Company’s product pipeline.

Components of Results of Operations

Contract Revenue

To date, we have not generated any revenue from commercial product sales and do not expect to generate any revenue from the sale of commercial products in the foreseeable future. Our only revenue to date has been derived from evaluation agreements, which has been recorded as contract revenue. As of June 30, 2022, we had no active evaluation agreements, and therefore we expect that our revenue for the next several years will be derived from any new agreements that may be executed in the future.

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

In August 2021, based on the Organizational Transactions, the Company became the sole managing member of Rani LLC. As of June 30, 2022, the Company held approximately 48% of the Class A Units of Rani LLC, and approximately 52% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, we report NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on our condensed consolidated balance sheet as of June 30, 2022. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to June 30, 2022, there were 4,626,639 exchanges of Paired Interests and 158,051 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of our Class A common stock.

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

Relationship with InCube Labs, LLC

Services Agreements

In June 2021, Rani LLC entered into a service agreement with InCube Labs, LLC (“ICL”) effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2023, with the potential for two annual renewals, subject to approval by the landlord upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively.

In June 2021, RMS entered into a service agreement with ICL (the “RMS-ICL Service Agreement”) effective retrospectively to January 1, 2021, pursuant to which ICL agreed to rent a specified portion of its facility in San Jose, California to RMS. Additionally, RMS and ICL agreed to provide personnel services to the other upon requests based on rates specified in the RMS-ICL Service Agreement. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated. Rani LLC or ICL may terminate services under the RMS-ICL Service Agreement upon 60 days' notice to the other party, except for occupancy which requires six months’ notice. The RMS-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively, as well as allocations of expenses based upon Rani LLC’s utilization of ICL’s facilities and equipment.

The table below details the amounts charged by ICL for services and rent, net of the amount charged to ICL under the RMS-ICL Service Agreement, which is included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$286	$123	$526	$156
General and administrative	53	184	116	366
Total	$339	$307	$642	$522

Prior to April 2022, our eligible employees were permitted to participate in ICL’s 401(k) Plan (“401(k) Plan”). Participation in the 401(k) Plan was offered for the benefit of our employees, including our named executive officers, who satisfied certain eligibility requirements. In April 2022, the Company established its own 401(k) Plan, with participation offered for the benefit of the employees, including the Company’s named executive officers, who satisfy certain eligibility requirements.

As of June 30, 2022, all of our facilities are owned or leased by an entity affiliated with our Chairman. Rani LLC pays for the use of these facilities through our services agreements with ICL.

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

Tax Receivable Agreement

ICL is party to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions. The TRA provides that we pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During the six months ended June 30, 2022, these parties to the TRA exchanged 2,309,490 Paired Interests that resulted in tax benefits subject to the TRA.

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

During the six months ended June 30, 2022, these parties to the Rani LLC Agreement exchanged 2,309,490 Paired Interests for the Company's Class A common stock.

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

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Contract revenue	$—	$1,961	*	%
Operating expenses
Research and development	9,528	3,759	153.5
General and administrative	6,319	3,460	82.6
Total operating expenses	$15,847	$7,219	119.5%
Loss from operations	(15,847)	(5,258)	201.4
Other income (expense), net
Interest income	35	13	169.2
Interest expense and other, net	—	(169)	*
Change in estimated fair value of preferred unit warrant	—	(70)	*
Loss before income taxes	(15,812)	(5,484)	188.3
Income tax expense	(154)	(1)	15,300.0
Net loss and comprehensive loss	$(15,966)	$(5,485)	191.1%
Net loss attributable to non-controlling interest	(8,342)	(5,485)	52.1
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,624)	$—	*	%

* No comparable result in the period

Contract Revenue

For the three months ended June 30, 2022, the Company did not have any contract revenue. For three months ended June 30, 2021, the Company recognized contract revenue related to the Takeda agreement of $2.0 million.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended June 30,
	2022	2021
Payroll, equity-based compensation and related benefits	$6,206	$2,679
Third-party services	1,667	173
Facilities, materials and supplies	1,547	853
Other	108	54
Total	$9,528	$3,759

Research and development expenses were $9.5 million for the three months ended June 30, 2022, compared to $3.8 million for the three months ended June 30, 2021. The change in research and development expense was attributed to an increase of $3.5 million in salaries and related benefit costs due to higher headcount, which includes $1.6 million of equity-based compensation an increase in third-party services of $1.5 million, facility costs of $0.7 million and materials and laboratory supplies of $0.1 million.

General and Administrative Expenses

General and administrative expenses were $6.3 million for the three months ended June 30, 2022, compared to $3.5 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, the change in general and administrative expenses was attributed to an increase of $2.7 million in salaries and related benefit costs due to higher headcount, which includes $2.1 million of equity-based compensation. Additionally, facility costs increased $0.6 million attributable to property insurance, other costs increased $0.5 million due to patent litigation related costs, and professional and consulting services expense decreased by $0.9 million attributable to non-recurring costs associated with the Company's IPO and Organizational Transactions.

Other Income (Expense), Net

Other expense, net, was not significant for the three months ended June 30, 2022. Other expense, net, was $0.2 million for the three months ended June 30, 2021, which was primarily due to $0.1 million in interest expense on debt incurred and $0.1 million due to the increase in the estimated fair value of the Series E preferred unit warrants.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Contract revenue	$—	$2,717	*	%
Operating expenses
Research and development	17,118	7,106	140.9
General and administrative	12,509	6,067	106.2
Total operating expenses	$29,627	$13,173	124.9%
Loss from operations	(29,627)	(10,456)	183.3
Other income (expense), net
Interest income	50	60	(16.7)
Interest expense and other, net	—	(357)	*
Change in estimated fair value of preferred unit warrant	—	(286)	*
Loss before income taxes	(29,577)	(11,039)	167.9
Income tax expense	(217)	(44)	393.2
Net loss and comprehensive loss	$(29,794)	$(11,083)	168.8%
Net loss attributable to non-controlling interest	(15,947)	(11,083)	43.9
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(13,847)	$—	*	%

* No comparable result in the period

Contract Revenue

For the six months ended June 30, 2022, the Company did not have any contract revenue. For six months ended June 30, 2021, the Company recognized contract revenue related to the Takeda agreement of $2.7 million.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Six Months Ended June 30,
	2022	2021
Payroll, equity-based compensation and related benefits	$11,629	$4,874
Third-party services	2,734	359
Facilities, materials and supplies	2,509	1,536
Other	246	337
Total	$17,118	$7,106

Research and development expenses were $17.1 million for the six months ended June 30, 2022, compared to $7.1 million for the six months ended June 30, 2021. The change in research and development expense was attributed to an increase of $6.8 million in salaries and related benefit costs due to higher headcount, which includes $2.9 million of equity-based compensation, an increase in third-party services of $2.4 million, facility costs of $0.7 million and materials and laboratory supplies of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the six months ended June 30, 2022, compared to $6.1 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the change in general and administrative expenses was attributed to an increase of $5.1 million in salaries and related benefit costs due to higher headcount, which includes $3.5 million of equity-based compensation. Additionally, facility costs increased $1.3 million attributable to property insurance, other costs increased $0.5 million due to patent litigation related costs, and professional and consulting services expense decreased by $0.5 million attributable to non-recurring costs associated with the Company's IPO and Organizational Transactions.

Other Income (Expense), Net

Other expense, net, was $0.1 million for the six months ended June 30, 2022, which was primarily due to interest income earned. Other expense, net, was $0.6 million for the six months ended June 30, 2021, which was primarily due to $0.4 million in interest expense on debt incurred and $0.3 million due to the increase in the estimated fair value of the Series E preferred unit warrants.

Liquidity and Capital Resources

Source of Liquidity

We have not generated any revenue from commercial product sales and have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products, and we do not expect to generate revenue from sales of commercial products for several years, if at all. We anticipate that we will continue to incur net losses for the foreseeable future. Since our inception, we have devoted substantially all of our resources on organizing and staffing our company, business planning, research and development activities, including the RaniPill platform design, drug formulation, preclinical studies, clinical trials, manufacturing automation and scale up, establishing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through an IPO, private placements of Rani LLC preferred units and the issuance of convertible promissory notes, with aggregate gross proceeds of $282.4 million, as well as contract revenue generated from evaluation agreements. In August 2021, we raised net proceeds of $73.6 million from the IPO. As of June 30, 2022, we had cash and cash equivalents of $97.2 million. In August 2022, we entered into the Loan Agreement with the Lender for the Loans in an aggregate principal amount up to $45.0 million (See “—Recent Developments” above for a discussion of the Loan Agreement).

Since our inception, we have incurred significant losses and negative cash flows from operations. Our net losses were $29.8 million and $11.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $22.2 million. We expect to continue to incur significant losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Until such time as we can generate sufficient revenue from commercial product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings, or other capital sources, which may include strategic collaborations or other arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

As of June 30, 2022, we have not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $20.4 million at June 30, 2022.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(19,688)	$(9,676)
Net cash used in investing activities	(633)	(235)
Net cash provided by financing activities	49	6,167
Net decrease in cash and cash equivalents	$(20,272)	$(3,744)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $19.7 million, which was primarily attributable to a net loss of $29.8 million, partially offset by the equity-based compensation expense of $6.9 million and non-cash operating lease expense of $0.3 million. Additionally there was a decrease of $1.3 million in prepaid expenses and other assets due to amortization of director and officer liability insurance, as a result of becoming a publicly traded company, and an increase in accrued expenses of $1.5 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $9.7 million, which was primarily attributable to a net loss of $11.1 million, non-cash depreciation and amortization of $0.3 million, change in the fair value of preferred unit warrant liability of $0.3 million, and equity-based compensation expense of $0.7 million.

Investing Activities

For the six months ended June 30, 2022 and 2021, net cash used in investing activities was $0.6 million and $0.2 million, respectively, consisting solely of purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2022, there were no significant financing activities.

For the six months ended June 30, 2021, cash provided by financing activities was approximately $6.2 million, consisting of the proceeds from the sale and issuance of our Series E Preferred Units for net proceeds of $6.3 million, and $1.7 million of principal payments received from our related party note receivable, partially offset by deferred offering costs of $1.9 million.

Contractual Obligations and Other Commitments

Rani LLC pays for the use of our facilities through the Rani LLC-ICL Service Agreement and RMS-ICL Service Agreement. As of June 30, 2022, the future aggregate minimum lease payments associated with our service agreements with ICL for fiscal years 2022 (remaining six months) and 2023 totaled $0.6 million and $0.7 million, respectively. Subsequently, in July 2022, the Company's notice of renewal was approved by the landlord for Occupancy Services in Milpitas, California, for an additional twelve month lease term. The future aggregate minimum lease payments associated with the additional Occupancy Services total $0.4 million.

In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

See “—Recent Developments” above for a discussion of the Loan Agreement, which we entered into in August 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as described below, management believes that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by reference herein.

Our European patents are presently being challenged in Europe

Our patent portfolio includes numerous issued European patents and pending European patent applications directed to various technical aspects of our business. The European Patent Office (“EPO”) provides for an opposition proceeding that could result in revocation of or amendment to a European patent. We are presently involved in opposition proceedings involving four of our European patents at the EPO, all of which opposition proceedings were asserted against us by Novo Nordisk AS.

The first opposition proceeding involves European Patent No. 2515992, which is generally directed to an ingestible device. In July 2021, the EPO issued a decision resulting in an amendment to the claims of the patent. We subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

The second opposition proceeding involves European Patent No. 2544668, which is generally directed to a therapeutic agent preparation. In December 2021, the EPO issued a decision resulting in revocation of the patent. We subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

The third opposition proceeding involves European Patent No. 3461478, which is in the same family as European Patent No. 2515992 noted above. In April 2022, the EPO issued a decision resulting in an amendment to the claims of the patent. We plan to file a notice of appeal with the EPO Appeal Board.

The fourth opposition proceeding involves European Patent No. 3653223, which is generally directed to a swallowable device. We are preparing an initial response to the EPO.

While we own numerous issued European patents and pending European patent applications, including several in the same patent families as the four patents noted above and which are not currently the subject of opposition proceedings, there is a risk that one or more of our issued European patents will be revoked, or have its claims amended, through an opposition process. If this were to happen to one of our European patents, the corresponding national patent in each European country in which the European patent was validated would similarly be revoked or have its claims amended. We believe that our current patent portfolio provides us with meaningful protection of the RaniPill technology in Europe even apart from the four European patents which are the subject of the current opposition proceedings. However, if the current or future opposition proceedings result in the revocation or amendment of one or more of our European patents that cover important aspects of our technology, it could have a material adverse impact on our ability to commercialize in Europe and/or a material adverse impact on our ability to defend against potential competitors in Europe.

There is a risk that we may face additional oppositions in Europe as additional European patents grant.

Our existing indebtedness contains restrictions that limit our flexibility in operating our business. In addition, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect.

In August 2022, we entered into a Loan and Security Agreement and related Supplement (collectively, the “Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”), and Avenue Capital Management II, L.P., as administrative agent and collateral agent for the Lenders (the “Agent”), which provides for term loans of up to $45.0 million in the aggregate available in two tranches. The Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•
incur or assume certain debt;
•
merge or consolidate or acquire all or substantially all of the capital stock or property of another entity;
•
enter into any transaction or series of related transactions that would be deemed to result in a change in control of us under the terms of the agreement;
•
change the nature of our business;
•
change our organizational structure or type;
•
license, transfer, or dispose of certain assets;
•
grant certain types of liens on our assets;
•
make certain investments;
•
pay cash dividends; and
•
enter into material transactions with affiliates.

The restrictive covenants in the Loan Agreement could prevent us from pursuing business opportunities that we or our stockholders may consider beneficial.

A breach of any of these covenants could result in an event of default under the Loan Agreement. An event of default will also occur if, among other things, a material adverse effect in our business, operations, or condition occurs, which could potentially include a material impairment of the prospect of our repayment of any portion of the amounts we owe under the Loan Agreement. In the case of a continuing event of default under the Loan Agreement, the Lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the Lenders a security interest under the Loan Agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Loan Agreement are secured by substantially all of our existing and future assets, including intellectual property.

At closing, we drew on $15.0 million of the $30.0 million available to us as part of the first tranche. The Loan Agreement also gives us the ability to access an additional $15.0 million, which may be drawn in an additional tranche with the approval of the Agent and the Lenders and subject to the other terms and conditions set forth in the Loan Agreement. If we are unable to satisfy these or other required conditions, or if the Agent and Lenders do not consent, as applicable, we would not be able to draw down the remaining tranche of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

We may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to repay or refinance our indebtedness at the time any such repayment is required. In such an event, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts. Our business, financial condition, and results of operations could be materially adversely affected as a result.

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

4.2*	Description of Securities
10.1*+	Loan and Security Agreement, dated August 8, 2022, by and among the Registrant, its subsidiaries Rani Therapeutics, LLC and Rani Management Services, Inc., and Avenue Venture Opportunities Fund, L.P.
10.2*+

Supplement to the Loan and Security Agreement, dated August 8, 2022, by and among the Registrant, its subsidiaries Rani Therapeutics, LLC and Rani Management Services, Inc., and Avenue Venture Opportunities Fund, L.P.

10.3*	Form of Warrant to purchase shares of Class A common stock of Registrant, issued to Avenue Venture Opportunities Fund, L.P.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

+

Schedules and certain portions of the exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rani Therapeutics Holdings, Inc.

Date: August 10, 2022	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)