Form 10-K
period 2022-12-31
Rani Therapeutics Holdings, Inc.
filed 2023-03-22
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $128.2 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $10.33 per share.

As of March 16, 2023, the registrant had 25,295,159 shares of Class A common stock, $0.0001 par value per share, outstanding, 24,116,444 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,387,471 shares of the registrant’s Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

Unless otherwise stated or the context otherwise requires, throughout this Annual Report on Form 10-K, the terms “we,” “us,” and “our,” and similar references refer to Rani Therapeutics Holdings, Inc. (“Rani Holdings”) and its consolidated subsidiary, Rani Therapeutics, LLC (“Rani LLC”) and, prior to December 15, 2022, Rani Management Systems, Inc. (“RMS”). RMS was dissolved as of December 15, 2022.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and consolidated financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, manufacturing costs, regulatory approvals, development and advancement of our oral delivery technology, timing and likelihood of success, potential partnering activities as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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
•
our ability to complete development of the RaniPill HC or any redesign and conduct additional preclinical and clinical studies of the RaniPill HC or any future design of the RaniPill capsule to accommodate target payloads that are larger than the payload capacity of the RaniPill GO capsule currently used for our product candidates;
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

•
We have incurred operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue from commercial products or become profitable or, if we achieve profitability, we may not be able to sustain it.

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
•
We are early in our development efforts and have only a limited number of product candidates in clinical development and our other product candidates are still in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Clinical failure can occur at any stage of clinical development.
•
As an organization, we have conducted limited early clinical development, have not submitted an investigational new drug application, (“IND”), to the U.S. Food and Drug Administration (“FDA”), and we have never conducted later-stage clinical trials or submitted a Biologics License Application (“BLA”) or New Drug Application (“NDA”), and may be unable to do so for any of our product candidates.
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
•
Our high-capacity oral delivery device, RaniPill HC, is in early stages of development, and it is subject to the inherent risks and uncertainties of developing a novel, innovative technology. Our efforts to develop RaniPill HC may not be successful.
•
Any inability to develop, or difficulties in developing, formulations of drugs for our product candidates could prevent or delay our ability to advance our existing product candidates or develop new product candidates, which could adversely affect our commercial prospects and ability to generate revenues.
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

We are developing and clinically testing a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including large molecules such as peptides, proteins, and antibodies. The current RaniPill capsule, the RaniPill GO, is designed to deliver up to a 3 mg dose of drug with high bioavailability. We are also developing a high-capacity version known as the RaniPill HC, which is in preclinical stage and which is intended to enable delivery of drug payloads up to 20 mg with high bioavailability. The RaniPill GO is optimized to orally deliver a variety of therapeutics, and we are advancing development of the RaniPill HC to address biologics and drugs with higher dosing requirements. We believe that, together, the RaniPill GO and RaniPill HC could enable us to deliver most biologics currently on the market via a convenient, oral daily dose.

Data Overview

We have completed two Phase 1 clinical trials with the RaniPill capsule technology. In 2022, we completed a Phase 1 clinical trial with RT-102, a RaniPill GO capsule containing our proprietary formulation of parathyroid hormone (1-34) (“PTH”), in Australia. The study involved a single-ascending dose portion and a seven-day repeat-dose portion. The Phase 1 study met all of its endpoints, RT-102 was well tolerated and delivered PTH with high bioavailability (more than 300% greater bioavailability than subcutaneous injection of Forteo (teriparatide)). No serious adverse events were reported in the study. In 2019, we completed a Phase 1 study with RT-101, a RaniPill GO capsule containing our proprietary formulation of octreotide, in Australia. The Phase 1 study met all of its endpoints, RT-101 was well tolerated and delivered octreotide with high bioavailability (comparable to subcutaneous injection of octreotide). No serious adverse events were reported in the study.

As of December 31, 2022, we have administered the RaniPill capsule 185 times to 98 human subjects in clinical trials, including seven-day repeat-dosing in ten subjects in our Phase 1 study of RT-102. This is in addition to oral administrations of the RaniPill capsule, without a drug or needle, in non-significant risk studies. In our clinical studies, our product candidates were generally well tolerated and no serious adverse events were observed.

Preclinically, we have tested 12 molecules in the RaniPill capsule, including five antibodies, six peptides and one large protein. We have conducted preclinical testing of more than 1,700 RaniPill capsules in vitro and more than 1,300 RaniPill capsules in vivo, including two good laboratory practice (“GLP”) seven-day repeat-dose studies which supported advancement of our product candidates, RT-101 and RT-102, into clinical studies.

Pipeline Overview

The broad utility of the RaniPill capsule to enable the oral delivery of biologics provides us with a range of attractive development opportunities. We have prioritized development based on specific scientific, developmental, regulatory, and commercial considerations to optimize our portfolio of targeted product candidates. Our internal development targets are focused on well-characterized molecules with attractive commercial characteristics. We believe selection of these targets will allow us to potentially accelerate product approval and market launch, while also broadening patient, provider, and payor acceptance of the RaniPill capsule.

Below is a summary of our product candidate pipeline. We envision complementing these programs with robust partnering activities to maximize the value inherent in the RaniPill capsule.

RT-XXX refers to the RaniPill capsule containing a biologic or drug.

* Clinical timelines are subject to potential regulatory agency review delays.

** Each of these indications will require separate regulatory approvals.

*** Partnered with Celltrion, Inc. Celltrion, Inc. supplies ustekinumab pursuant to a license and supply agreement and has a right of first negotiation for development and commercial rights following completion of a Phase 1 clinical trial that meets its primary endpoint(s).

Clinical Update

RT-102

In August 2022, we announced positive topline results from Part 1 (“Study Part 1”) of the Phase 1 study of RT-102, which is being developed for the potential treatment of osteoporosis. The study met all of its endpoints and RT-102 was generally well tolerated. In the study, RT-102 orally delivered 20 µg and 80 µg of PTH with 300-400% greater bioavailability than subcutaneous Forteo (teriparatide) 20 µg.

In December 2022, we announced positive topline results from Part 2 (“Study Part 2”) of the Phase 1 study of RT-102. The study met all of its endpoints. The study evaluated the safety and tolerability of once-daily administration of RT-102 containing 20 µg of PTH given repeatedly for seven consecutive days in ten healthy female volunteers. RT-102 was well tolerated with no serious adverse events noted, and delivered 20 µg of PTH with high bioavailability, confirming the high bioavailability observed in Study Part 1.

Study Part 1 - Topline Results

Study Design

The single-center, open label, Study Part 1 was conducted in Australia. The study evaluated the safety, tolerability, and pharmacokinetics (“PK”) of RT-102 in healthy adult female volunteers. Of the 39 participants, 15 were administered RT-102 containing a single 20 μg dose of PTH and 14 were administered RT-102 containing a single 80 μg dose of PTH, while a control group of ten participants received a single 20 μg subcutaneous injection (SC) of Forteo (teriparatide), a commercial formulation of PTH for subcutaneous (“SC”) administration. The endpoints of the study were safety and tolerability, and measurements of serum concentrations of RT-102 in healthy adult female volunteers.

Safety Data

•
In Study Part 1, RT-102 was generally well tolerated, with no RaniPill-related adverse events (“AEs”) observed in study participants:
o
0% (0/15) of participants dosed with RT-102 20 μg experienced drug-related AEs.

o
14% (2/14) of participants dosed with of RT-102 80 μg experienced drug-related AEs.
o
50% (5/10) of participants dosed with 20 μg of Forteo SC experienced drug-related AEs.
o
There were no serious adverse events (“SAEs”) noted during Study Part 1.

Per protocol, in instances where the RaniPill capsule did not exit the stomach within seven hours, participants were excluded from the study. Based on the exclusion criteria, three participants were excluded from Study Part 1, one of whom experienced bloating, and one additional subject was excluded due to vomiting the capsule intact. In all instances, the capsule remnants passed from all participants who ingested the RaniPill capsule.

Pharmacokinetics

•
In Study Part 1, RT-102 (20 μg and 80 μg) orally delivered PTH with 300%-400% greater bioavailability than PTH delivered by Forteo SC (20 μg).
•
RT-102 20 μg delivered PTH with lower, more sustained peak serum levels and higher area under the curve (“AUC”) than Forteo SC 20 μg.

	Forteo SC 20 μg	RT-102 20 μg	RT-102 80 μg
Cmax (pg/mL)	128 ± 20	98 ± 10	971 ± 223
Tmax (hr)	0.217	1.13	0.994
AUC (h*pg/mL)	126 ± 64	342 ± 36	2600 ± 649
Relative BA (5)	N/A	~300%	~400%

Device Performance

•
Two versions of the RaniPill capsule were used during Study Part 1: Version C, which was used in Rani’s prior Phase 1 study of octreotide (which also utilized a Version A and Version B); and Version D, the latest iteration of the RaniPill capsule.
•
RaniPill Version D demonstrated a higher drug delivery success rate than Version C:
•
95% (20/21) of participants received successful drug delivery when ingesting RaniPill Version D.
•
75% (6/8) of participants received successful drug delivery when ingesting RaniPill Version C.

The device performance analysis does not include participants excluded from the study per protocol, as drug delivery was not measured in such participants.

Study Part 2 - Topline Results

Study Design

Study Part 2 was a continuation of Rani’s single-center, open-label Phase 1 study of RT-102 conducted in Australia. The study evaluated the safety and tolerability of once-daily administration of RT-102 containing 20 μg of PTH given repeatedly for seven consecutive days in ten healthy female volunteers (five of whom were post-menopausal). Complete pharmacokinetic profiles of PTH were obtained for each subject on Day 7.

Safety Data

•
RT-102 was generally well tolerated, with no serious adverse events noted during the study
o
None of the participants withdrew from the repeat-dose study due to any adverse event related to the RaniPill capsule or due to difficulty swallowing the capsule
o
Two subjects had transient, mild-to-moderate adverse events which resolved without any intervention
•
Device remnants were excreted without sequelae in all subjects

Pharmacokinetics

•
RT-102 delivered 20 µg of PTH with high bioavailability (relative to 20 µg SC Forteo (teriparatide) in Study Part 1), confirming the high bioavailability of PTH delivered via the RaniPill capsule observed during Study Part 1.

Device Performance

•
In all ten participants who completed seven days of daily, consecutive dosing, the RaniPill capsule demonstrated an overall drug delivery success rate of 91% over the seven days (drug sampling was done at three, six and nine hours after capsule swallowing on Days 1-6).
•
On Day 7, with more frequent, serial drug sampling after capsule swallowing on that day, the drug delivery success rate was 100%.
•
On Days 1 through 6, participants ate food three hours after administration of the RaniPill capsule. The number of successful deployments was comparable before and after food was consumed.

Regulatory

In January 2023, Rani announced that it completed a pre-IND meeting with the FDA with respect to RT-102. Following feedback from the meeting, Rani believes that a 505(b)(2) pathway is suitable for the development of RT-102 in the U.S. In addition, Rani obtained guidance from the FDA on its preclinical and clinical development plans for RT-102, including the Phase 2 clinical trial which is expected to initiate in the second half of 2023.

Pharmacodynamics - Rodent Study

We also conducted a 6-week pharmacodynamic (“PD”) study of the RT-102 drug substance (“DS”) PTH (1-34) to evaluate the effect of daily RT-102 DS intraperitoneal (“IP”) injections on bone mineral density (“BMD”) in a rodent model of osteoporosis. The study compared two control groups of rodents undergoing sham surgery (N=10) and ovariectomy (“OVX”) (N=10) receiving no drug, to three OVX groups each dosed with 5 mcg/kg per day of either RT-102 DS (N=10), teriparatide (N=10), or abaloparatide (N=10).

The study found that, following six weeks of treatment:

•
RT-102 DS increased BMD in a rat model of osteoporosis.
•
RT-102 DS delivered via the IP route of administration was biologically active comparable to SC injected PTH analogs.

RT-111

In October 2022, we announced that we had begun preclinical development with RT-111, the RaniPill capsule containing an ustekinumab biosimilar.

In January 2023, we announced entering into a License and Supply Agreement with Celltrion, Inc. (“Celltrion”) under which we receive a license and supply of Celltrion’s ustekinumab biosimilar for development and commercialization of RT-111 worldwide, subject to a right of first negotiation for Celltrion following completion of a Phase 1 clinical trial that meets its primary endpoint(s) (the “Celltrion Agreement”).

RaniPill HC

We continue to develop the RaniPill HC, a high-capacity RaniPill capsule designed to deliver drug payloads up to 20 mg, 500%-plus higher than the payload capacity of the RaniPill GO. We are conducting preclinical studies with a fully-autonomous RaniPill HC.

RT-109

Following a strategic priority review in 2022, we decided not to continue active development of RT-109, a RaniPill capsule containing human growth hormone. We remain open to partnering opportunities with respect to RT-109, but intend to focus internal efforts on our other pipeline programs.

The Market and Our Strategy

More than half of the adult population of the U.S. has one or more chronic diseases. The affected population is expected to continue to grow as the population ages. Chronic conditions, including autoimmune diseases, metabolic disorders, cancers, and cardiovascular diseases are increasingly being treated with biologics. In 2021, six of the ten highest revenue-producing drugs in the world were biologics. Current treatments using biologics are primarily via injections.

Biologics, the fastest growing segment of the drug industry, refers to a broad class of drugs that are derived from living sources. Biologics are distinguished from small molecules, like aspirin, which derive from chemistry. Biologics include, for example, recombinant therapeutic proteins, peptides, and monoclonal antibodies, as well as cell and gene therapies. In 2020, worldwide sales of biologics were estimated to have reached approximately $253.4 billion and are projected to reach $420.6 billion by 2025.

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

Our solution is a novel, proprietary and patented platform technology referred to as the RaniPill capsule, an orally ingestible pill designed to automatically deploy in the small intestine to administer a precise therapeutic dose of a biologic into the intestinal wall. Our several preclinical studies and clinical trials have demonstrated bioavailability of biologics dosed via the RaniPill capsule that is generally comparable to the bioavailability of biologics dosed subcutaneously, with high dosing accuracy: this level of bioavailability is significantly higher than any that has been demonstrated with respect to others’ attempts at oral delivery of biologics.

We are pursuing a number of clinical and preclinical pipeline programs utilizing our RaniPill capsule. In addition, our newly designed high-capacity oral biologic delivery device, the RaniPill HC, has the potential to deliver 500%-plus higher payloads than our current RaniPill GO capsule. We believe this is a significant breakthrough in drug delivery with the potential to provide expansive opportunities for the company, such that we could potentially pursue a daily dosing option for over 50 additional biologics, for internal development or through partnership, including such biologics as pembrolizumab, etanercept, trastuzumab and secukinumab. We believe that oral biologics utilizing our RaniPill technology have the potential to disrupt the large and growing biologics market.

Our strategic vision is to disrupt and expand the market currently served by injectable only therapeutic biologics. We plan to do this by developing and advancing oral biologics therapies, directly ourselves and through partnering. We believe that the RaniPill capsule has the potential to improve the lives of millions of patients with chronic diseases who currently depend on biologics and drugs available only as injections.

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

Rani LLC was founded by Mir Imran, our Chairman of the Board, who continues to contribute to our strategic planning and product development. Mir Imran has a background in medicine and engineering, is a prolific inventor and a serial entrepreneur, having founded more than 20 life sciences companies.

Our Platform Technology

Each of our product candidates is a RaniPill capsule containing a biologic. We may use the term RaniPill platform herein to refer to the physical structure and/or mechanisms of the RaniPill capsule absent a biologic.

Our clinically tested RaniPill delivery platform described below is intended to be capable of delivering up to a 3 mg dose of any drug. We are also developing a high-capacity version known as the RaniPill HC, and which is intended to enable delivery of drug payloads up to 20 mg and is in preclinical testing stage.

The RaniPill capsule

The RaniPill capsule is a versatile, drug-agnostic, orally ingestible pill approximately the size of a fish oil or calcium pill or a ‘000’-sized capsule.

RaniPill capsule in purple next to fish oil pills (gold) and calcium pills (white).

The capsule includes a proprietary coating designed to withstand stomach acid but dissolve in the jejunum portion of the small intestine. Dissolution of the coating leads to a series of steps that result in a biologic being delivered into the highly vascularized wall of the small intestine so that the biologic can be absorbed into the vasculature and enter the bloodstream.

The following illustrations depict the clinically tested RaniPill GO capsule traversing through and deploying within a lumen of the intestine illustrated in cross section.

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

•
High bioavailability and high dosing accuracy – Our studies conducted to date have demonstrated that the RaniPill capsule delivers biologics with bioavailability that is generally comparable to subcutaneous injection, with high dosing accuracy. This level of bioavailability is similar to subcutaneous injection and is significantly higher than that of currently marketed chemistry-based oral biologics, the best attempts of which to our awareness have resulted in peptides being delivered with only low single-digit bioavailability.
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
•
Delivery of the microneedle in both fed and fasted states – The RaniPill capsule is designed to deliver the microneedle even if the patient ingests the RaniPill capsule with or without food, which we expect will allow for more flexible dosing regimens and improved patient adherence to a given regimen.

•
Self-inflating balloon ensures reliable delivery – The proprietary self-inflating balloon is designed to provide optimal pressure to deliver the microneedle. In addition, the novel design of the balloon positions the microneedle approximately perpendicular to the intestinal wall for reliable drug delivery, with greater than 90% drug delivery success observed in our Phase 1 clinical trial of RT-102. The self-inflating balloon has been designed to minimize GI discomfort.
•
Drug-agnostic design provides a standardized platform – The RaniPill capsule is designed to deliver any molecule irrespective of its molecular mass. This allows a single platform design to be used with multiple drugs.
•
Optimized dosing regimen – Based on the confirmed patient preference for oral delivery alternatives, we expect better treatment adherence with oral dosing versus injections, thus enabling a more physician-selectable dosing regimen. For example, the RaniPill capsule may enable a regimen of small daily doses, versus larger less-frequent doses for injections, to improve treatment adherence. In addition, small daily dosing may allow for therapeutic exposures to be maintained within a narrow range, whereas larger less frequent injection dosing can lead to large variations in therapeutic exposure, which can directly contribute to adverse events, loss of efficacy, and increased propensity for immunogenic response.

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

Our Pipeline Programs

RT-101: Octreotide for the treatment of NETs and acromegaly

Market overview

Octreotide, developed by Novartis AG and sold under the brand name Sandostatin®, is a truncated and modified form of the human somatostatin. Somatostatin is a peptide hormone involved in the regulation of the endocrine system. It acts as an inhibitory hormone and influences hGH release, insulin and glucagon secretion, regional blood flow, gastric acid secretion, intestinal mobility, and neuronal activity. Octreotide is a more potent mimetic with a significantly longer half-life than naturally occurring somatostatin.

Octreotide is currently approved by the FDA and EMA for the symptomatic treatment of acromegaly, a disorder involving the secretion of excessive growth hormone, as well as carcinoid syndrome, a condition involving neuroendocrine tumors (“NETs”) of the GI tract. Current treatment using octreotide involves painful subcutaneous injections administered three to four times daily or an extended-release formulation via painful, deep intramuscular injections every four weeks. Despite the inconvenience of the current route of administration, the worldwide market for octreotide in 2020 was approximately $2.7 billion. A chemistry-based attempt to develop an oral version of octreotide for treatment of acromegaly (MYCAPSSA from Amryt Pharma Plc) resulted in a product with less than 1% bioavailability, which, due to this low bioavailability, was approved only for maintenance therapy of acromegaly patients on a low (100 µg) dose.

The total patient population of NETs and acromegaly in the United States is estimated to be around 200,000. Approximately 12,000 new cases of NETs and 3,000 new cases of acromegaly are diagnosed annually in the United States. The worldwide market for injectable somatostatin analogs is approximately $6.0 billion annually across both indications.

Our solution: RT-101

We are developing RT-101, the RaniPill capsule containing a novel formulation of octreotide, for oral treatment of NETs and acromegaly. We have worldwide commercial rights to RT-101. We believe that the oral delivery route provided by RT-101 has the potential to take market share from injectables and expand oral delivery of octreotide beyond the limited reach of MYCAPSSA.

Preclinical studies

RT-101 Pharmacokinetic study

Pharmacokinetic profiles of octreotide delivered as RT-101 were obtained in conscious canines, and compared to that of an equivalent intravenous (“IV”) dose of the commercially available product, Sandostatin. All animals receiving RT-101 tolerated the oral administration of the capsule. For the RT-101 group, the average maximum concentration (“Cmax”) was 9.9 ± 1.2 ng/ml and average time to maximum concentration (“Tmax”) for the group was 22 ± 3 minutes after payload delivery. The average absolute bioavailability of octreotide delivered via RT-101 was 78%.

RT-101 seven-day, repeat-dose GLP study

Tolerability and reliability of RT-101 was assessed in a seven-day administration study in canines, under GLP guidelines. RT-101 was orally administered daily to test group animals, and control group animals received an enteric-coated capsule containing nonpareil sugar. Blood samples were collected after each RT-101 dose was administered to confirm successful payload delivery by measuring plasma concentrations of the drug. Plasma samples analyzed from test group animals showed that 77% of the administered devices successfully delivered the drug, with seven of eight animals having at least five successful payload deliveries over the seven-day dosing period. RT-101 was well tolerated by all animals in the study. There were no clinical adverse effects observed in either group throughout the study duration. The GI tract was critically evaluated in all animals and no significant macroscopic or microscopic abnormalities were observed in any animal. These results demonstrated that the RaniPill capsule can be consumed on a daily basis for seven days, deploys within the targeted region of the small intestine without causing any adverse clinical effects, and remnants get excreted without complications.

Clinical trials

Endoscopic delivery of octreotide into the jejunum of healthy volunteers

To obtain early proof-of-concept data, we evaluated PK of Sandostatin (a commercial formulation of octreotide) delivered via a direct injection into the jejunal wall to mimic the intended route of delivery by the RaniPill capsule. Results from this study, which involved five healthy volunteers, showed a highly similar PK profile of octreotide delivered by a direct injection into the intestinal wall to that obtained with RT-101 in its Phase 1 clinical trial. (See below RT-101 Phase 1 study). These data indicate that a change in formulation of octreotide from liquid to solid form did not significantly affect the PK of the drug.

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

Future clinical trials

We are currently optimizing the formulation for RT-101, to potentially enable once daily dosing. Once optimized, we will test and verify the formulation in appropriate animal models. Once the formulation is validated, we plan to initiate additional clinical trials for the development of RT-101.

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

PTH is an effective bone-building treatment for osteoporosis. PTH is a hormone secreted by the parathyroid glands that regulates serum calcium concentration and promotes bone growth. PTH therapies are delivered by daily subcutaneous injections for up to two years. Approximately ten million Americans suffer from osteoporosis; however, we estimate that only a small fraction of this population is being treated with a form of PTH. While there may be other reasons for this, we believe that patient aversion to daily injections may be a major factor. As a result, non-bone-building and less effective antiresorptive drugs are used as first line therapies because they are available in oral form.

Teriparatide, a synthetic form of the natural human parathyroid hormone hPTH(1-34), is a PTH analog administered as a once-daily injection to treat osteoporosis, first developed by Eli Lilly and Company and sold under the brand name Forteo. Another PTH analog injectable is Tymlos by Radius Health, Inc., approved in 2017. A teriparatide biosimilar injectable by Pfenex, Inc. was approved in 2019. Annual sales revenue of PTH analogs and biosimilars globally in 2021 was approximately $2.0 billion.

Our solution: RT-102

We are developing RT-102, the RaniPill capsule containing our novel formulation of PTH, for oral treatment of osteoporosis. We have worldwide commercial rights to RT-102. In addition to the existing market, we believe there is an opportunity to expand the market by advancing RT-102 as a first line therapy for osteoporosis.

Preclinical studies

Dose escalation study

We conducted a preclinical study with RT-102 where PK of PTH was determined in awake canines at varying dosage levels of teriparatide formulation. Reference PK curves were also generated using Forteo administered at the approved dose and route of delivery of 20 µg subcutaneous liquid injection.

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

Pharmacodynamics - rodent study

We conducted a 6-week pharmacodynamic study of the RT-102 drug substance PTH (1-34) to evaluate the effect of daily RT-102 DS intraperitoneal injections on bone mineral density in a rodent model of osteoporosis. The study compared two control groups of rodents undergoing sham surgery (N=10) and ovariectomy (N=10) receiving no drug, to three OVX groups each dosed with 5 mcg/kg per day of either RT-102 DS (N=10), teriparatide (N=10), or abaloparatide (N=10).

The study found that, following six weeks of treatment:

•
RT-102 DS increased BMD in a rat model of osteoporosis.
•
RT-102 DS delivered via the IP route of administration was biologically active comparable to SC injected PTH analogs.

Seven-day, repeat-dose GLP study with RT-102

Tolerability and reliability of RT-102 was assessed in a multi-day administration study in canines, under GLP guidelines. RT-102 was administered daily to eight test animals, and another four control animals received an enteric coated capsule containing nonpareil sugar followed by a seven-day washout period. Blood samples were collected after each RT-102 dose was administered to determine payload delivery by measuring plasma concentrations of the drug. The RaniPill capsule was well tolerated by all animals in the study. Plasma samples analyzed from test group animals showed that 61% of the administered devices successfully delivered the drug. There were no clinical adverse effects observed in either group throughout the study duration. The GI tract was critically evaluated in all animals and no significant macroscopic abnormalities were observed in any animal.

Clinical trials

In 2022, we completed a Phase 1 clinical trial with RT-102 in Australia. The study involved a single-ascending dose portion and a seven-day repeat-dose portion. The Phase 1 study met all of its endpoints, RT-102 was well tolerated and delivery achieved high bioavailability (more than 300% greater bioavailability than subcutaneous injection). No serious adverse events were reported in the study. See the section entitled “Clinical Update – RT-102” above for more information on the Phase 1 study of RT-102.

We plan to initiate a Phase 2 clinical trial of RT-102 in the second half of 2023.

RT-105: Anti-TNF-alpha antibody for the treatment of psoriatic arthritis

Market overview

Anti-TNF-alpha antibodies such as adalimumab are used to treat a range of inflammatory disorders and are among the largest selling class of pharmaceutical drugs globally as measured by revenue. Adalimumab, sold by AbbVie Inc. under the brand name Humira, generated sales of approximately $21.2 billion in 2022. Adalimumab is approved by the FDA and EMA to treat a range of autoimmune conditions, including psoriasis, rheumatoid arthritis, and Crohn’s disease. In the U.S. alone, there are an estimated one and one-half million patients with rheumatoid arthritis, seven million with psoriasis, and three million with Crohn’s disease or ulcerative colitis. Currently, eight Humira biosimilars have been approved by the FDA, and are expected to enter the U.S. market over the course of 2023, prevented from entering earlier per licensing agreements with the originator.

Patients who use adalimumab administer the drug through a subcutaneous injection once every two weeks. Despite the painful injections required to administer it, adalimumab was the best-selling drug globally in 2020.

Our solution: RT-105

We are developing RT-105, the RaniPill capsule containing a formulation of adalimumab, for oral treatment of a host of inflammatory conditions, beginning with treatment of psoriatic arthritis and later expanding to other indications for which TNF-alpha inhibitors are approved. We have worldwide commercial rights to RT-105. We believe that the development of an orally administered anti-TNF-alpha antibody represents a significant market opportunity.

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

Clinical trials

Endoscopic administration of adalimumab into the jejunum of healthy human volunteers

To assess whether the observations from preclinical studies regarding absorption of adalimumab through the intestinal wall translate to clinical trials, we conducted an endoscopic study in humans. The study involved ten healthy volunteers and compared the PK of an approved formulation of adalimumab injected endoscopically into the jejunal intestinal wall, which mimics the RaniPill capsule route of administration, to that of an identical dose injected subcutaneously. Blood samples were obtained at prescribed intervals during a 14-day study period.

PK profiles were similar with no notable differences observed in either AUC or Cmax. The mean AUC was 62.7 ± 11.4 µg/ml*day*kg/mg for the subcutaneous group and 45.0 ± 29.0 µg/ml*day*kg/mg for the intrajejunal group. No serious adverse events were noted in this study, and adverse events of headache and flu-like symptoms after intrajejunal administration resolved within 48 hours. The results are consistent with data obtained in preclinical studies, confirming intrajejunal delivery as a viable route of delivery for adalimumab.

Phase 1

We plan to initiate a Phase 1 clinical trial of RT-105 in healthy volunteers in 2023.

RT-110: PTH for the treatment of hypoparathyroidism

Market overview

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

Preclinical studies

We are creating a sustained release formulation of RT-110 which is intended to provide continuous exposures of the hormone required to normalize the calcium imbalance in hypoparathyroidism patients. We plan to conduct preclinical PK studies of RT-110 prior to initiating human clinical studies.

Clinical trials

We plan to initiate a Phase 1 clinical trial in healthy volunteers in 2023.

RT-111: Ustekinumab for the treatment of inflammatory conditions

Market overview

Ustekinumab is currently approved by the FDA and EMA for the treatment of various inflammatory conditions under the brand name STELARA. STELARA (ustekinumab) is an interleukin-12 and interleukin-23 antagonist marketed by Janssen Biotech, Inc. with sales of approximately $5.9 billion in the United States and approximately $9.1 billion worldwide in 2021. The latest expiring United States patent for STELARA (ustekinumab) will expire in September 2023. In the United States, there were estimated to be seven million patients with psoriasis and three million patients with Crohn’s disease or ulcerative colitis in 2021.

Our solution: RT-111

We are developing RT-111, a RaniPill capsule containing an ustekinumab biosimilar, for the treatment of various inflammatory conditions. We entered into a License and Supply Agreement with Celltrion, under which we receive a license and supply of Celltrion’s ustekinumab biosimilar for development and commercialization worldwide, subject a right of first negotiation for Celltrion following completion of a Phase 1 clinical trial that meets its primary endpoint(s).

Preclinical studies

We are currently conducting preclinical work with RT-111.

Clinical trials

We plan to initiate a Phase 1 clinical trial of RT-111 in healthy volunteers in 2023.

Our Regulatory Pathways

Test, approval, manufacture, and sale of our products are subject to federal, state, local, and foreign statutes and regulations. We, along with our third-party contractors, will be required to navigate the various preclinical, clinical, and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. We detail the U.S. regulatory pathway in this section. In the United States, the FDA regulates biologic products such as ours under the Federal Food, Drug and Cosmetic Act (“FDCA”) and the Public Health Service Act (“PHSA”) and their implementing regulations. Other jurisdictions will have somewhat different requirements.

FDA centers: CDRH, CBER, CDER, OCP

Each of our product candidates includes the RaniPill platform and a biologic. The RaniPill platform, if marketed without a biologic, would be classified by the FDA as a device regulated by the Center for Devices and Radiological Health (“CDRH”). A biologic, if marketed without the RaniPill platform, would be classified by the FDA as either a “biological product” regulated by the Center for Biologics Evaluation and Research (“CBER”) or a “drug” regulated by the Center for Drug Evaluation and Research (“CDER”). The classification as biological product or drug would depend on the FDA’s definition of “biological product” with respect to the active ingredient of a product candidate at the time a request for regulatory license or approval is submitted to the FDA to market that product candidate. The FDA currently defines a biological product as “a virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, protein, or analogous product, or arsphenamine or derivative of arsphenamine (or any other trivalent organic arsenic compound), applicable to the prevention, treatment, or cure of a disease or condition of human beings,” and defines a protein as an “alpha amino acid polymer with a specific, defined sequence that is greater than 40 amino acids in size.”

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

For each product candidate, we will perform numerous preclinical laboratory tests and animal studies, as well as perform human clinical trials. Preclinical laboratory tests, preclinical animal studies, and/or clinical trials may be ongoing concurrently for a product candidate in focused studies to assess various properties of a formulation and/or the platform of the product candidate. Animal studies require pre-approval by an independent institutional review board (“IRB”) or ethics committee. Human studies in the United States require pre-approval by the FDA. For FDA approval of a human trial, if the trial will involve a biologic alone then an IND application will be needed, and if the trial will involve the RaniPill platform alone then an investigational device exemption (“IDE”) application will be needed. For a clinical trial in which the RaniPill platform will be used in combination with a biologic, we must submit an IDE application if the lead center is CDRH or an IND application if the lead center is CBER or CDER. For the RaniPill platform used in combination with a biologic, it is expected that CBER or CDER will be the lead center. IND and IDE applications are discussed in more detail below.

Approval or license to market the RaniPill capsule

The FDA has specified a BLA path for seeking a license to market a biological product and a new drug application path for seeking approval to market a drug. It is expected that most of our product candidates will follow the BLA path while some may follow the NDA path.

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

License and Evaluation Agreements

Celltrion license and supply agreement

In January 2023, we entered into a License and Supply Agreement with Celltrion. Under the Celltrion Agreement, Celltrion grants us an exclusive, worldwide, royalty-free license to certain intellectual property to make, use, sell, offer for sale, import and otherwise exploit RT-111 and to use certain information to support the manufacture, development and commercialization of RT-111. Celltrion will provide, and we will purchase, supply of ustekinumab biosimilar at supply prices set forth in the Celltrion Agreement. We will obtain ustekiunmab biosimilar exclusively from Celltrion for the manufacture, development and commercialization of RT-111, subject to a right to obtain supply from alternative sources under certain circumstances where Celltrion experiences supply disruption.

Under the Celltrion Agreement, we have sole right to manufacture, develop and commercialize RT-111 worldwide, subject to an exclusive right of first negotiation (“ROFN”) granted to Celltrion. Following our delivery to Celltrion of a data package consisting of topline safety information, pharmacokinetic results and device performance, and the raw data related to topline results from a Phase 1 clinical trial of RT-111 that meets its primary endpoint(s), Celltrion will have a certain period to exercise its ROFN. If Celltrion timely exercises the ROFN, then Celltrion will have an exclusive period to negotiate in good faith a definitive agreement with us for rights to clinically develop and commercialize RT-111 in territories selected by Celltrion. In the event Celltrion does not timely exercise the ROFN or Celltrion notifies us that it does not intend to exercise the ROFN or, after timely exercising the ROFN, notifies us that Celltrion withdraws its exercise of the ROFN, or the parties fail to enter into a definitive agreement for the development and commercialization of RT-111 within the exclusive negotiation period, then the ROFN will terminate and we will have no further obligations under the Celltrion Agreement related to a ROFN.

The Celltrion Agreement allocates rights between the parties with respect to inventions generated in performance of the agreement for the manufacture, development and commercialization of RT-111. Celltrion will own intellectual property generated in the program solely related to its ustekinumab biosimilar. We will own all other intellectual property generated in the program, and we grant Celltrion an exclusive, worldwide license under such intellectual property solely for use with its ustekinumab biosimilar. We will own all data related to the research, development, manufacture, regulatory activities and commercialization of RT-111 conducted by us. The Celltrion Agreement also contains customary representations, warranties and covenants, and mutual indemnification provisions. We have a right to terminate the agreement for convenience subject to certain notice periods. Celltrion has a right to terminate the agreement if we do not achieve certain development milestones, and each party has certain rights to terminate for material breach or safety concerns regarding the ustekinumab biosimilar or RT-111.

Novartis evaluation agreement

In May 2015, we entered into an Evaluation and First Rights Agreement (the “Novartis Agreement”), with Novartis Pharmaceuticals Corporation, or Novartis, in which we agreed to perform certain specified research for Novartis to evaluate two specified Novartis compounds with our oral drug delivery technology. In August 2019 and July 2020, we amended the agreement to focus on one compound. Under the agreement, we granted Novartis an exclusive, fully paid-up license to the intellectual property it generates for the sole purpose of delivering that compound via any delivery route other than through use of any microtablet. Novartis will own intellectual property generated related to that compound and we will own all other intellectual property regardless of inventorship. We are currently in the process of completing our own internal testing of higher capacity payloads in the RaniPill capsule. Certain data from such testing was shared with Novartis pursuant to the July 2020 amendment. Following delivery of a report by us, Novartis will have a right of first negotiation to obtain rights to research, develop, manufacture, and commercialize a specified class of biologics formulated with our delivery technology (“Novartis Field”) for a period of four months. If we and Novartis do not reach an agreement in this period, for a period of another six months Novartis will have the opportunity to make a topping bid on any third-party transaction proposal in the Novartis Field. Unless earlier terminated, the Novartis Agreement will expire upon the expiration of the last-to-expire time periods for which Novartis has a right of first negotiation or a right to make a topping bid. Prior to these periods, Novartis may terminate the Novartis Agreement at any time for convenience, and we and Novartis may terminate the Novartis Agreement for the other party’s uncured material breach.

Novartis has paid us an aggregate of $7.0 million under the Novartis Agreement as of December 31, 2022 and made an equity investment of approximately $5 million in our Series C preferred unit financing. As part of the organizational transactions in connection with our initial public offering, the Series C preferred units were exchanged for 404,638 Paired Interests. We do not expect any future payments under the Novartis Agreement unless we and Novartis negotiate a new agreement constructed around a higher-capacity payload system.

Changchun High & New Technology Industries evaluation agreement

In August 2017, we entered into an Evaluation and Right of First Refusal Agreement with Changchun High & New Technology Industries (“CCHN”) in which we agreed to perform and share data from preclinical testing of RT-109 (the “CCHN Agreement”). We provided CCHN with reports and data resulting from our performance of our preclinical testing. CCHN has a non-exclusive right to use this information in connection with specified activities. CCHN owns intellectual property generated under the CCHN Agreement that comprises of or relates to certain materials and assays provided by CCHN and we own all other intellectual property generated under the CCHN Agreement. Following completion of the evaluation program under the CCHN Agreement, CCHN has a right to negotiate, for a period of 90 days, an agreement to provide CCHN with commercial rights for RT-109 in China. Additionally, we granted CCHN a right of first refusal with respect to commercial rights for RT-109 in China for a period of two years following the completion of our preclinical testing, pursuant to which CCHN will have a period of 90 days following our receipt of a third-party proposal for commercial rights for RT-109 in China to make a competing offer for such rights. The CCHN Agreement will expire upon the expiration of CCHN’s right of first refusal, or up to 90 days longer if CCHN makes a bid under its right of first refusal. Prior to these periods, CCHN may terminate for convenience upon 30 days’ notice, and we and CCHN may terminate for the other party’s material uncured breach. We completed the evaluation program, however, following a strategic priority review in 2022, we decided not to continue active development of RT-109. CCHN has not requested to negotiate for commercial rights for RT-109 in China.

There are no payment obligations under the CCHN Agreement.

Manufacturing and Quality Assurance

We currently manufacture and assemble RaniPill capsules at our facility in San Jose, California. We also inspect, package and ship finished products to support our clinical trials from this facility. We are intentionally pursuing a vertically integrated manufacturing strategy, which we believe offers significant advantages, including rapid product iteration, control over our product quality, and the ability to rapidly scale our manufacturing capacity. This capability also allows us to develop future generations of products while maintaining the confidentiality of our intellectual property.

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

Sales and supply infrastructure

Development of our product candidates includes identifying sources that can provide consistent quality and increasing quantities of APIs or drug substance to meet our needs through in vitro studies, preclinical studies, and clinical trials, and later into commercialization. We currently do not have agreements in place for long-term supplies of any API or drug substance, other than ustekinumab biosimilar for RT-111. Availability of API or drug substance supply may inform our decisions regarding which product candidates present the best development opportunities.

Currently we do not have any approved products. We intend to either develop the commercialization sales and supply infrastructure as our product candidates are approved, or partner with pharmaceutical companies or distributors for commercialization.

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

Broadly speaking, we will face competition from current and future (generic or biosimilar) manufacturers of the branded injectable versions of our pipeline drugs, manufacturers such as AbbVie Inc., Eli Lilly and Company, Novartis AG, Janssen Biotech, Inc., etc. However, we believe that oral biologics have the potential to take significant market share from current injectable therapies. We also believe that oral biologics have the potential to expand existing markets by an early reach into new patient populations that are averse to taking injections.

We are aware of certain other companies that are pursuing oral biologics through either device-based or chemistry-based technologies. Early-stage device-based technologies such as the SOMA and LUMI from the Novo Nordisk-MIT collaboration were reported to be in preclinical stages. Another company pursuing a device-based approach is Biograil ApS. Chemistry-based oral delivery companies include Oramed Pharmaceuticals, Inc., Entera Bio Ltd., Applied Molecular Transport Inc., Protagonist Therapeutics, Inc., i2O Therapeutics, Biora Therapeutics, Inc., Intract Pharma, and two with recently approved oral peptide products – Mycappssa from Amryt Pharma Plc (which announced it is being acquired by Chiesi Farmaceutici SpA) and Rybelsus from Novo Nordisk A/S. Chemistry-based approaches have limited applications because they work only for small peptides and, even then, with low (often less than 1%) bioavailability, far lower than injections. In contrast, our versatile technology is designed to deliver biologics, from small peptides to large proteins, irrespective of molecular mass and with bioavailability similar to that of injections.

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

Our initial patent family has a priority date in 2009, with patent term expected to extend into at least 2030 if all fees are paid. This patent family claims many device aspects of the RaniPill capsule, and the delivery of a wide variety of biologics using the RaniPill capsule. Granted patents and pending patent applications in this core family number more than 260. As of February 13, 2023, this patent family included 71 patents issued in the United States and 139 patents issued in other jurisdictions (in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, India, Ireland, Italy, Japan, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), with applications pending in the United States, Australia, Canada, China, Europe, Hong Kong, India, and Japan.

Our microtablet patent family includes claims covering the microtablets delivered by the RaniPill capsule. This patent family has a priority date in 2014, includes several dozen granted patents and pending patent applications, and is expected to have patent terms extending into at least 2035 if all fees are paid. As February 13, 2023, this patent family included 11 patents issued in the United States, 6 patents issued in other jurisdictions (i.e., Australia, China and Japan), with applications pending in the United States, Australia, Canada, China, Europe, India, and Japan.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (“cGCP”), which includes the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Furthermore, an independent IRB or ethics committee for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and an IRB or ethics committee must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the trial is not being performed in accordance with the investigational plan or associated protocols, or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if the data safety monitoring board determines that there is an unacceptable safety risk for subjects, no demonstration of efficacy, or other grounds. There are also requirements governing the reporting of ongoing preclinical studies, clinical trials, and clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

Human clinical trials are typically conducted in three phases that may be performed sequentially, in overlapping time frames, or in combination.

•
Phase 1 includes the initial introduction of an investigational new drug into humans. Phase 1 studies may be conducted in patients or normal volunteer subjects. These studies are designed to determine the metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. The total number of subjects included in Phase 1 studies varies with the drug but is generally in the range of 20 to 80.
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

Investigational products

Prior to initiating a clinical trial in the United States of an investigational product such as for one of our product candidates, the FDA must grant authorization to proceed. A request for authorization is made by way of an IND or IDE application as applicable for the clinical trial.

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

Under the Prescription Drug User Fee Act (“PDUFA”) and the Biologics Price Competition and Innovation Act of 2009 (“BPCI”), as amended, each NDA or BLA must be accompanied by a user fee. User fees may be adjusted on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug or biologic. Biosimilar User Fee Amendments impose a user fee for a biosimilar development program at the time of the first meeting with the FDA or the initial IND submission, whichever occurs first. This fee must be paid annually.

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

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A

Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes specific deficiencies in the NDA or BLA identified by the FDA. A Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA addressing all of the deficiencies identified in the letter or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution restrictions or other restrictions under a risk evaluation and mitigation strategy (“REMS”) program. Other potential consequences include, among other things:

•
Restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market, or product recalls;
•
Fines, warning letters, or holds on post-approval clinical trials;
•
Refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•
Product seizure or detention, or refusal of the FDA to permit the import or export of products;
•
Consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;
•
Mandated modification of promotional materials and labeling and the issuance of corrective information;
•
The issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product, and
•
Injunctions or the imposition of civil or criminal penalties.

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

The Orange Book contains information about all FDA-approved drug products regulated by CDER and their exclusivities. The Orange Book also includes patent information. The applicant provides patent information to the FDA as part of its NDA, or after patent grant. Orange Book patent listing provides a 30 month stay of FDA approval of any generic submitted via an abbreviated new drug application (“ANDA”). An applicant submitting an ANDA must, for each patent listed against the approved drug in the Orange Book, either (i) state that the ANDA applicant is not seeking approval for a patented method of use, (ii) ask the FDA to delay approval until that patent is expired (a “Paragraph III” certification), or (iii) attest that the patent is invalid, unenforceable, or will not be infringed by the generic product (a “Paragraph IV” certification), which can trigger ANDA litigation over the associated patent.

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

Exclusivities

Some of our product candidates may be eligible for exclusivities provided under various FDA programs. Exclusivity refers to certain delays and prohibitions on approval of competitor drugs available under an applicable statute that take effect upon FDA’s approval of a biologic or drug, or of certain supplements to the BLA or NDA. Exclusivities do not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value, including stock options. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but they are drawn narrowly and require strict compliance in order to offer protection. Our activities, including our engagement of consultants, may be alleged to be intended to induce prescribing, purchasing, or recommending and so may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of an applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all relevant facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or service resulting from a violation of the federal Anti-Kickback Statute can result in a false or fraudulent claim for purposes of the federal False Claims Act.

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

The U.S. federal Physician Payments Sunshine Act requires applicable manufacturers of prescription drugs, devices, biological products, or medical supplies subject to FDA approval or clearance for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information related to certain payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

HIPAA created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. In addition, HIPAA, as amended the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, impose certain requirements on HIPAA covered entities, which include certain healthcare providers, healthcare clearinghouses, and health plans, and individuals and entities, known as business associates, and their covered subcontractors that provide services for or on behalf of the covered entities that involve individually identifiable health information as well as their covered subcontractors, relating to the privacy, security, and transmission of individually identifiable health information.

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

Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period coverage through the Affordable Care Act marketplace, and instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA, or the impact any changes to the ACA may have on our ability to commercialize products or the prices we are able to obtain.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional action is taken by Congress. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures. In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Various data privacy and security laws in the U.S. also impose compliance obligations. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. Although the CCPA exempts certain data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to the personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit the use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

Employees

As of December 31, 2022, we had 163 full-time employees and no part-time employees. The majority of our employees are based at our facilities in San Jose and Milpitas, California, with a contingent of employees based outside of California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

Organizational Transactions

Rani Holdings was formed as a Delaware corporation in April 2021 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, to facilitate certain organizational transactions, and to operate the business of Rani LLC and its consolidated subsidiary at such time, RMS. In connection with the IPO, we established a holding company structure with Rani Holdings as a holding company and its principal asset is the Class A common units (“Class A Units”) of Rani LLC that it owns. As the sole managing member of Rani LLC, Rani Holdings operates and controls all of Rani LLC’s operations, and through Rani LLC, conducts all of Rani LLC’s business.

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

•
Amended and restated our certificate of incorporation to provide for the issuance of (i) Class A common stock, each share of which entitles its holders to one vote per share, (ii) Class B common stock, each share of which entitles its holders to ten votes per share on all matters presented to the Company's stockholders, (iii) Class C common stock, which has no voting rights, except as otherwise required by law and (iv) preferred stock.
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

Risks Related to Operating History, Financial Position and Capital Requirements

We have incurred operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue from commercial products or become profitable or, if we achieve profitability, we may not be able to sustain it.

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

Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing oral therapeutic products.

We have incurred significant operating losses since our formation. Our net loss for the year ended December 31, 2022 was approximately $63.3 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders, deficit and working capital. The majority of our losses have resulted from expenses incurred in connection with research and development, manufacturing automation and scaleup, and establishing our intellectual property portfolio. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue incurring significant research, development, manufacturing and other expenses related to our ongoing business operations and product development, and as a result, we expect to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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
•
our ability to manufacture our product candidates in accordance with current Good Manufacturing Practices, for the conduct of preclinical studies and clinical trials and, if approved, for successful commercialization;
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

Our operations have consumed substantial amounts of cash since our inception. We are in early clinical development with certain product candidates and have conducted or are in the process of conducting preclinical studies with other product candidates. We intend to advance our product candidates into initial and later stages of clinical development, which requires significant capital. In addition, we are developing the RaniPill HC and intend to evaluate the safety of the RaniPill capsule, independent of any biologic. Developing biologic product candidates, including conducting preclinical studies and clinical trials, and developing the RaniPill platform, is expensive. We will require substantial additional future capital in order to complete the development of the RaniPill platform, expand our manufacturing capabilities, and seek regulatory approval for our product candidates, and to complete the clinical development of our product candidates and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration (FDA) or any comparable foreign regulatory authorities, such as the European Medicines Agency (EMA), require that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates or any of our future product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

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

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•
the progress, costs, trial design, results and timing of our preclinical studies and clinical trials;
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

In August 2022, we entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and have only a limited number of product candidates in clinical development, and our other product candidates are still in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

Our business and future profitability is substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our product candidates. Our approach presents a novel method of delivering biologics directly into the intestinal wall, and we are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or any comparable foreign regulatory authorities. The pathway for obtaining regulatory approval for our approach has not been definitively established, and we may never receive such regulatory approval for any of our product candidates. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Approval policies, regulations and the types and amount of clinical and manufacturing data necessary to gain approval may change during the course of clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we have in development or may seek to develop in the future will ever obtain regulatory approval.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of preclinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, the results generated to date in preclinical studies and the Phase 1 clinical trials of RT-101 and RT-102 do not ensure that future Phase 2 or later clinical trials of these product candidates will have similar results or be successful. In the Phase 1 clinical trials of RT-101 and RT-102, we tested the RaniPill capsule in a limited number of healthy volunteers. While we have not observed any serious adverse events as a result of these clinical trials, we have not widely tested the RaniPill capsule in humans and cannot be certain how the RaniPill capsule will perform when more widely tested in humans in any additional or later clinical trials. In addition to our ongoing and planned preclinical studies and clinical trials, we expect to have to complete at least two large scale, or adequate, well-controlled trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing biologics, we expect to have to evaluate long-term exposure to establish the safety of our biologics in a chronic dose setting.

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
•
any failure or delay in reaching an agreement with contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
obtaining approval from one or more IRBs;
•
IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional volunteers or withdrawing their approval of the trial;
•
changes to clinical trial protocol;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
manufacturing sufficient quantities of a product candidate or obtaining sufficient quantities of other therapies or active pharmaceutical ingredients for use in clinical trials;
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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes and data protection regulations, as well as political and economic risks relevant to such foreign countries.

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

We may seek Fast Track designation for some of our product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address significant unmet medical needs for this condition, the drug sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, the FDA may not decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. If our clinical development program does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended, or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation and priority review do not change the standards for approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We are developing product candidates based on novel technologies, and we, directly or with potential collaboration partners, intend to understand and deliver the requisite demonstration of safety and efficacy that the FDA and comparable foreign regulatory authorities may seek for the approval of our product candidates, which comprise a biologic or drug within the RaniPill capsule. It is possible that the regulatory approval process may take significant time and resources and require deliverables from independent third parties not under our control. For some of our product candidates, the regulatory approval path and requirements may not be clear or may change, which could add significant delay and expense. For example, although we have engaged in pre-submission meetings with the FDA, we have limited feedback from the FDA on the clinical trials that will be necessary to support BLA or NDA submissions for any of our product candidates. Delays or failure to obtain regulatory approval of any of the products that we or potential collaboration partners develop using our novel technologies would adversely affect our business.

In addition, we are still developing our platform and any development problems we experience in the future may cause significant delays or unanticipated costs, and such development problems may not be able to be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors.

We have limited clinical data on our product candidates to indicate whether they are safe or effective for long-term use in humans.

We have limited clinical data on our product candidates and we have not conducted any studies to evaluate whether they are safe or effective for long-term use in humans, including to evaluate the safety of any degradation products that may result after the drug is injected into the intestinal wall. In our Phase 1 clinical trial of RT-101 and Phase 1 clinical trial of RT-102, we tested the RaniPill capsule in a limited number of healthy volunteers. While we have not observed any serious adverse events as a result of these preclinical studies or our clinical trials, we have not widely tested the RaniPill capsule in humans and cannot be certain how the RaniPill capsule will perform when more widely tested in humans in any later clinical trials.

If treatment with any of our product candidates in our ongoing or future clinical trials results in concerns about their safety or efficacy, we and/or any collaboration partners may be unable to successfully develop or commercialize any or all of our product candidates or enter into collaborations with respect to our product candidates.

We have conducted and may in the future conduct clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We have conducted and may in the future choose to conduct one or more clinical trials outside the United States. For example, we conducted a Phase 1 clinical trial of RT-101 in Australia and a Phase 1 clinical trial of RT-102 in Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a risk evaluation and mitigation strategy) or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. The holder of an approved BLA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

We face competition primarily from current and future (generic and biosimilars) manufacturers of subcutaneous and IV injectable versions of our product candidates, such as AbbVie Inc., Eli Lilly and Company, Novartis AG, Janssen Biotech, Inc. and the SOMA and LUMI from the Novo Nordisk-MIT collaboration. Additionally, we face competition from companies that are pursuing the development and manufacture of oral biologics, including Oramed Pharmaceuticals, Inc., Entera Bio Ltd., Applied Molecular Transport Inc., Protagonist Therapeutics, Inc., Amryt Pharma Plc, i2O Therapeutics, Biora Therapeutics, Inc., Intract Pharma, and Novo Nordisk A/S. For example, Amryt Pharma Plc (which announced it is being acquired by Chiesi Farmaceutici SpA) received

FDA approval for an oral octreotide product, MYCAPSSA, in June 2020. We also face competition from gene and cell therapy companies. Further, our product candidates aim to treat chronic diseases. As a result, we also compete with curative therapies on the basis that they cure the chronic disease we are intending to treat.

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

Our projections of both the number of people who have the diseases we may be targeting, as well as the subset of people with these health issues who have the potential to benefit from treatment with our current and any of our future product candidates are based on our beliefs and estimates. For example, we are developing RT-101 for the treatment of acromegaly, for which we estimate the patient population is approximately 25,000 people in the United States as of November 2016, and RT-102, an oral administration of PTH for the treatment of osteoporosis, for which we estimate the patient population is approximately ten million in the United States as of 2018. These estimates, and estimates for our other product candidates, have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new information may change the estimated incidence or prevalence of these diseases. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria for indications included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patients, and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Even if we obtain significant market share for our products, if approved, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

In the past, we have entered into evaluation agreements with Takeda and certain other pharmaceutical companies concerning the formulation and manufacture of oral versions of Factor VIII and other molecules. In January 2023, we entered into a License and Supply Agreement with Celltrion, under which we receive supply of ustekinumab biosimilar from Celltrion for RT-111 and Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-111 (a “Collaboration”) after completion of a Phase 1 clinical trial that meets its primary endpoint(s). If we complete such clinical trial, Celltrion exercises its right of first negotiation, and the parties enter into a Collaboration, we may be reliant on Celltrion to develop and commercialize RT-111 in certain countries or worldwide.

Future evaluation agreements, supply agreements or collaborations entered into, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. While we plan to expand our reach by selectively entering into strategic partnerships, we may not be able to enter into such partnerships, and if we do, we may not be able to maintain significant rights or control of future development and commercialization of our product candidates. Accordingly, if we collaborate with a third party for development and commercialization of a product candidate, we may relinquish some or all of the control over the future success of that product candidate to the third party, and that partner may not devote sufficient resources to the formulation and manufacture of our product candidate or may otherwise fail in these efforts, in which event the formulation and manufacture of the product candidate in the collaboration could be delayed or terminated and our business could be substantially harmed.

We believe our product candidates are biologic-device combination products that we anticipate will be regulated under the biologic regulations of the FDA based on its primary mode of action as a biologic. Third-party manufacturers may not be able to comply with the regulatory requirements, known as cGMP, applicable to biologic-device combination products, including applicable provisions of the FDA’s drug and biologics cGMP regulations, device cGMP requirements embodied in the medical device Quality System Regulations ("QSRs"), or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit any BLA or NDA to the FDA.

In addition, the terms of any potential collaboration or other arrangement that we may establish may not be favorable to us or may not be perceived as favorable, which may negatively impact the price of our Class A common stock. In some cases, we may be responsible for continuing formulation and manufacture of a product candidate under a collaboration, and the payments we receive from our partner may be insufficient to cover the cost of this work or may result in a dispute between the parties. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain, which may be detrimental to the development of our other product candidates.

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

In January 2023, we entered into a License and Supply Agreement with Celltrion, under which Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-111 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). Even if we complete such clinical trial, Celltrion may not exercise its right of first negotiation, or if it does exercise such right we may not be able to agree on terms favorable to us or acceptable to us or Celltrion. Accordingly, there can be no assurance that we will complete the required development of RT-111, that Celltrion will exercise its right of first negotiation if we do, or that the parties will enter into a Collaboration following any such exercise of the right of first negotiation.

Even if we are successful in our efforts to establish a Collaboration with Celltrion or collaborations with other third parties, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product candidate are unsatisfactory.

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

We currently have no product candidates that are in late-stage clinical trials or are approved for commercial sale, and we may never be able to develop a marketable product. We have a limited number of product candidates in early clinical development. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of the RaniPill platform that is designed to enable the oral administration of a broad range of biologics and drugs used to treat multiple diseases and disorders. The RaniPill capsule may not receive regulatory approval in connection with any biologic or drug or, if approved, it may not be successfully commercialized. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates for the indications we are seeking will remain subject to extensive regulation by the FDA and comparable foreign regulatory authorities in the United States and other countries, each of which has differing regulations. In addition, even if approved, pricing and reimbursement will be subject to further review and discussions with payors. We are not permitted to market any product candidate in the United States until after approval of a BLA or NDA from the FDA, or a similar marketing authorization from comparable authorities in any foreign countries until after approval of a marketing application by corresponding foreign regulatory authorities. We have conducted early clinical development of some of our product candidates. We will need to conduct larger, more extensive clinical trials in the target patient populations for these product candidates and their indications to support a potential application for regulatory approval by the FDA or corresponding foreign regulatory authorities.

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

Our product candidates will require additional research, clinical development, manufacturing activities, regulatory approval in multiple jurisdictions (if regulatory approval can be obtained at all), securing sources of commercial manufacturing supply and building of or partnering with a commercial organization. Our planned clinical trials for our product candidates may not be initiated or completed in a timely manner or successfully, or at all. Further we may not advance any other product candidates into clinical trials. Moreover, any delay or setback in the development of any product candidate would be expected to adversely affect our business and cause our stock price to fall.

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

Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial.

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

Most of our product candidates are in research or preclinical development and have not entered into clinical trials. If we are unable to develop, test and commercialize our product candidates, our business will be adversely affected.

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

Our high-capacity oral delivery device, RaniPill HC, is in early stages of development, and it is subject to the inherent risks and uncertainties of developing a novel, innovative technology. Our efforts to develop RaniPill HC may not be successful.

RaniPill HC is in early stages of development, and it is subject to the inherent risks and uncertainties of developing a novel, innovative potential technology. Development of a new delivery device is time-consuming and costly, and could distract the attention of our management or other employee resources from our existing and future business. Our efforts to develop RaniPill HC may not be successful or RaniPill HC may require modifications that could limit its utility or viability as an oral delivery device. We may not be able to complete development of RaniPill HC in a timely manner, or at all, or such development may require an amount of time and resource that we are not able to devote to it or believes is not warranted based on the estimated benefits. The potential value of RaniPill HC may never be realized for a variety of reasons, including that we are not able to successfully develop RaniPill HC, third parties develop competitive technologies or products similar to or more effective or attractive than RaniPill HC, we are not able to develop manufacturing processes to produce RaniPill HC consistently and reliably or within a cost range that makes RaniPill HC products commercially viable. Any such factor could reduce or eliminate the potential value of RaniPill HC or product candidates that could be developed using RaniPill HC. In addition, while we currently expect that RaniPill HC will be able to leverage many of the same components and manufacturing processes as are used for our existing delivery device, it may turn out that such components or manufacturing processes are not suited for RaniPill HC or RaniPill HC may require modifications that negatively affect our ability to use common components or processes between the RaniPill GO and RaniPill HC. Any of the foregoing factors or circumstances may adversely affect our business prospects, our attractiveness as a business partner or collaborator, our ability to raise additional capital, and our financial results.

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

Manufacturers of combination products need to comply with both pharmaceutical cGMPs and medical device QSRs enforced by the FDA through its facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We or third-party manufacturers of our product candidates may be unable to comply with these cGMP and QSR requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any of our product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize such product candidate, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in the commercialization of our product candidates, entail higher costs or even prevent us from effectively commercializing our product candidates.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMPs and QSRs. Any new facility is subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. We would also need to verify, such as through a manufacturing comparability study, that any new manufacturing process would produce our product candidate according to the specifications previously submitted to the FDA, and there are comparable foreign requirements. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. This review may be costly and time consuming and could delay or prevent the launch of a product.

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
•
the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the data privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotherapeutics and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical, engineering and regulatory personnel. We are highly dependent on our founder and Chairman, Mir Imran, and our existing senior management team. We are not aware of any present intention of any of these individuals to leave us. All of our employees may terminate their employment with us at any time, with or without notice. In addition, we manufacture the RaniPill capsule internally. As a result, we rely and will continue to rely on highly qualified manufacturing personnel to manufacture the RaniPill capsule. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our manufacturing efforts as well as our business, financial condition and prospects. Our success depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management training and skills.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information to the FDA, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations established and enforced by comparable foreign regulatory authorities, or (iv) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections to prioritized basis and may experience delays in their regulatory activities. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should FDA determine that an inspection is necessary for approval and inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interaction evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is an inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

A public health crisis such as the COVID-19 pandemic could adversely impact our business including our ongoing and planned preclinical studies and clinical trials.

Since COVID-19 surfaced in Fall 2019, the virus has spread to numerous countries, including the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of the COVID-19 pandemic, we experienced delays in our preclinical and planned clinical development activities. The COVID-19 pandemic has and may continue to impact our third-party manufacturers and suppliers, which could disrupt its supply chain or the availability or cost of materials. Other public health crises could do the same. If governmental authorities reinstate or issue new public health directives as a result of a public health crisis, these may negatively impact productivity, disrupt our business, and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact business, results of operations and financial condition, including our ability to obtain financing. Such disruptions could severely impact our business, current and planned clinical trials and preclinical studies, including as a result of:

•
inability of our management to travel in connection with establishing partnerships and collaborations;
•
delays in receiving the supplies, materials and services needed to conduct preclinical studies and clinical trials;

•
disruption of our access to capital in the global financial markets;
•
delays or difficulties in enrolling patients in future planned clinical trials of our product candidates;
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
•
changes in regulations as part of a response to the COVID-19 pandemic or other such disruptions which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue clinical trials altogether;
•
interruptions or delays to our pipeline and research programs; and
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel.

Further, as a result of a public health crisis, such as the COVID-19 pandemic, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect trial participants, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical trials that may be disrupted as a result of the crisis are collected pursuant to the trial protocol and consistent with GCPs, with any material protocol deviation reviewed and approved by the site IRB. In addition, potential patients in our planned clinical trials may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution during any such crisis.

Additionally, governmental and medical resources and attention may be focused on the applicable crisis, which may make it more difficult to obtain required reviews or approvals, necessary materials, or clinical or preclinical sites or slots, or manufacturing slots for the products needed for our planned clinical trials, which could lead to delays in these trials.

A continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results. It could also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. As another example, the CCPA imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, it is anticipated that the CPRA will be effective in 2023 and will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR, the UK GDPR and China’s Personal Information Protection Law (“PIPL”), impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data. We conduct clinical trials in Australia, may conduct clinical studies in the EU and other countries and may be subject to EU GDPR, UK GDPR or other data privacy regulations, and we work with companies and vendors in Asia and may be subject to new and emerging data privacy regimes in Asia, including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the United Kingdom similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

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

If our internal technology systems or sensitive information, or those used by our third-party collaborators, vendors, contractors or consultants, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

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

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Travel and our remote workforce poses increased risks to our information technology systems and data, as employees utilize network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Despite the implementation of security and back-up measures, our internal computer, server, and other information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, have and may continue to be vulnerable to the previously identified or similar threats, any of which could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary information, including personal data and health-related information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

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

If we or our third-party collaborators, consultants, contractors, suppliers, or service providers were to suffer a security incident, for example, that resulted in the unauthorized access to or use or disclosure of personal data or health information, we may have to notify consumers, partners, collaborators, government authorities, and the media. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. Additionally, if we or our third party collaborators, consultants, contractors, suppliers, or service providers experience a security incident or are perceived to have experienced a security incident, we may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on our third-party research institution collaborators and other third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, we could incur liability and suffer reputational harm, and the development and commercialization of the RaniPill capsule and our product candidates could be delayed.

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

Further, we are presently party to a Service Agreement with ICL effective January 1, 2021, as amended in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests, and Rani LLC occupies certain facilities leased by ICL. Pursuant to the Rani LLC-ICL Service Agreement, we may engage ICL to perform development work on behalf of our company. We will wholly own intellectual property resulting from such development work only if it relates to the oral delivery of a biotherapeutic agent or sensor (the “Rani Field”), and was developed on our time and with our resources. All other resulting intellectual property will be wholly owned by ICL. ICL has agreed to exclusively license certain intellectual property to us for use solely within the Rani Field, but we may not obtain a license on favorable terms.

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

Our European patents are presently being challenged in Europe, and if one or more of such challenges is successful it could encourage such party or other parties to challenge additional patents of ours in Europe or other jurisdictions.

Our patent portfolio includes numerous issued European patents and pending European patent applications directed to various technical aspects of our business. The European Patent Office (EPO) provides for an opposition proceeding that could result in revocation of or amendment to a European patent. We are presently involved in opposition proceedings involving four of our European patents at the EPO, all of which opposition proceedings were asserted against us by Novo Nordisk AS.

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

While we own numerous issued European patents and pending European patent applications, including several in the same patent families as the four patents noted above and which are not currently the subject of opposition proceedings, there is a risk that one or more of our issued European patents will be revoked, or have its claims amended, through an opposition process. If this were to happen to one of our European patents, the corresponding national patent in each European country in which the European patent was validated would similarly be revoked or have its claims amended. We believe that our current patent portfolio provides us with meaningful protection of the RaniPill technology in Europe even apart from the four European patents which are the subject of the current opposition proceedings. However, if any of the current oppositions results in a revocation or reduction in our patent protection, it could encourage Novo Nordisk As or other parties to seek to invalidate or reduce additional patents in Europe or other jurisdictions. If current or future opposition proceedings result in the revocation or amendment of one or more of our patents that cover important aspects of our technology, it could have a material adverse impact on our ability to commercialize and/or our ability to defend against potential competitors in Europe or the applicable jurisdiction(s).

There is a risk that we may face additional oppositions in Europe as additional European patents are granted.

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

However, despite our efforts to avoid infringement, we may face infringement challenges by competitors, or from non-practicing entities which purchase intellectual property assets for the purpose of making assertions of infringement to extract settlements. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of merit. Even if we believe an infringement challenge to be without merit, a court could find infringement, which could have a negative impact on the commercial success of our current and future products. We do not know the nature of claims contained in unpublished patent applications around the world and it is not possible to know which countries patent applicants may choose for the extension of their filings under the Patent Cooperation Treaty. Accordingly, third parties may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our product candidates. Additionally, our products include components that we purchase from vendors, and may include components that are outside of our direct control. Vendors from whom we purchase components may not indemnify us if our products incorporating their components are accused of infringing a third party’s patent or trademark or of misappropriating a third party’s trade secret.

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

We are a holding company and have no material assets other than our ownership of LLC Interests of Rani LLC. As such, we have no independent means of generating net sales or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of Rani LLC and distributions we receive from Rani LLC. Rani LLC may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions. In August 2021, in connection with the IPO and Organizational Transactions, we entered into a Tax Receivable Agreement with certain of the Continuing LLC Owners. See the risk factor below entitled “The Tax Receivable Agreement with certain of the Continuing LLC Owners requires us to make cash payments to them in respect of certain benefits to which we may become entitled. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.”

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

Pursuant to the Rani LLC-ICL Service Agreement, ICL provides us certain general and administrative corporate support services. In addition, pursuant to the Rani LLC-ICL Service Agreement and a separate service agreement dated January 1, 2021 originally between RMS and ICL but which was assigned by RMS to Rani LLC in April 2022 (the “RMS-ICL Service Agreement”), we sublease from ICL the office, laboratory and manufacturing space used for our operations (“Occupancy Services”).

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

The Rani LLC-ICL Service Agreement will automatically renew for successive one-year terms unless sooner terminated by either party. Termination of individual services under the Rani LLC-ICL Service Agreement or RMS-ICL Service Agreement requires 60 days’ notice, and termination of Occupancy Services under the Rani LLC-ICL Service Agreement or RMS-ICL Service Agreement requires six months notice; except that the Occupancy Services in Milpitas, California will expire in February 2024, with the potential for an annual renewal, subject to approval by ICL upon nine months’ notice of renewal prior to the end of the lease term. In the event the Rani LLC-ICL Service Agreement or RMS-ICL Service Agreement is terminated by us or ICL, we will need to replicate or replace certain functions, systems, equipment or facilities to which we will no longer have the same access. Such changes may be costly to implement and disruptive to our business.

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

As of March 16, 2023, certain of the Continuing LLC Owners controlled more than 80% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. These Continuing LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. These Continuing LLC Owners are able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of these Continuing LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, these Continuing LLC Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration these Continuing LLC Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

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

Our Class B common stock has ten votes per share, our Class A common stock has one vote per share and Class C common stock has no voting rights, except as required by law. As of March 16, 2023, holders of our outstanding Class B common stock collectively held more than 80% of the voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent more than 9% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from other stockholders and may vote in a way which may be adverse to other stockholder interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

•
announcements by us or our competitors of significant business developments, new technologies, acquisitions, or new offerings;
•
negative publicity associated with issues related to our technology or our product candidates;
•
our inability to establish collaborations, if needed;
•
future sales of our Class A common stock or other securities, by us or our stockholders;
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
•
general political and economic conditions, including war, terrorism and other international conflicts, such as the conflict between Ukraine and Russia as well as continued and any new sanctions against Russia by, among others, the European Union and the United States, which restrict a wide range of trade and financial dealings with Russia and Russian parties, public health issues including health epidemics or pandemics, such as COVID-19; and
•
other events or factors, many of which are beyond our control.

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

As of March 16, 2023, our Chairman, Mir Imran beneficially owned more than 80% of the combined voting power of our Class A and Class B common stock. As a result, we will continue to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

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

Continuing LLC Owners are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. As a result of certain stockholders requesting such registration, in December 2022 we filed a registration statement on Form S-3 to register 6,009,542 shares of our Class A common stock held by certain of our stockholders. Accordingly, these shares are freely tradeable without restriction under the Securities Act.

Any sales of securities by the foregoing or other stockholders could have a material adverse effect on the trading price of our Class A common stock.

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval and may prevent other stockholders from influencing significant corporate decisions.

As of March 16, 2023, our named executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially held outstanding stock representing over 80% of our voting power. Therefore, these stockholders have substantial influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could, among other things, delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, (iv) any action or proceeding to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware, and (vi) any action asserting a claim against us or any of our directors, officers, or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we will be required to obtain attestation as to the effectiveness of our internal control over financial reporting by an independent registered public accounting firm in our first annual report required to be filed with the SEC following the date we become an accelerated filer.

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

Our operations, and those of our CROs, suppliers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), terrorism, insurrection or war, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our business and the business of our suppliers of APIs or drug substances and the raw materials or components for our RaniPill capsule could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the COVID-19 pandemic. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of APIs, drug substances, and critical materials for manufacturing our RaniPill capsules. In addition, an outbreak or other business disruption near where our clinical trials occur could impact our ability to recruit subjects, delay our clinical trial, and could affect our ability to complete our clinical trials within the planned time periods. In addition, business disruptions of the kind noted above, including geopolitical events like the ongoing conflict between Ukraine and Russia or disruptions to bank deposits and lending commitments due to bank failures, could impact economies and financial markets, resulting in economic worsening and/or inflation that could impact our ability to raise capital, increase the costs of goods and services, cause us to have to de-prioritize or stop certain business activities, diminish potential partnering opportunities, and have an adverse effect on our results of operations.

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

We are subject to export control and import laws and regulations, including the United States Export Administration Regulations, United States Customs regulations, and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”), the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct or may in the future conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other third-party collaborators from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties outside of the United States to sell our products internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other third-party collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. To that end, our internal control policies and procedures and employee training and compliance programs designed to deter prohibited practices ultimately may not be effective in preventing our employees, contractors, business partners, intermediaries or agents from violating or circumventing our policies and/or the law. Responding to any enforcement action or related investigation may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are currently located in San Jose, California. We lease approximately 55,000 square feet of office, research and development, production and manufacturing, and laboratory space in San Jose and Milpitas, California and San Antonio, Texas, pursuant to service agreements with ICL, a related party. The lease for the San Jose facility has a twelve month term that renews automatically on January 1st of each year for a successive twelve month period, subject to termination by either party upon a six months notice. Our lease for the Milpitas facility expires in February 2024. We have the option to renew the lease for one additional term of twelve months, subject to approval by ICL upon a nine months’ notice of renewal prior to the end of the lease term. Our San Antonio lease will continue until terminated by either party upon six months’ notice. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination to declare or pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, capital requirements general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay cash dividends on our capital stock is limited by the terms of the Loan Agreement and may also be limited by the terms of any future debt or preferred securities.

Stockholders

As of March 16, 2023, we had 149 holders of record of our Class A common stock and 18 holders of record of our Class B common stock. The actual number of stockholders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. Shares of our Class B common stock are paired with LLC Units of Rani LLC and are held by Continuing LLC Owners. Shares of Class B common stock are not transferable independent of the LLC Units. Upon exchange of the LLC Units for Class A common stock, the corresponding shares of Class B common stock paired with such LLC Units are cancelled.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2022, we issued 13,000 shares of Class A common stock to Stephanie McGrory, our former employee, in connection with the resolution of an employment matter. The shares were offered and sold in accordance with the terms of the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

We are developing and clinically testing a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including large molecules such as peptides, proteins, and antibodies. The current RaniPill capsule, the RaniPill GO, is designed to deliver up to a 3 mg dose of drug with high bioavailability. We are also developing a high-capacity version known as the RaniPill HC, which is in preclinical stage and which is intended to enable delivery of drug payloads up to 20 mg with high bioavailability. The RaniPill GO is optimized to orally deliver a variety of therapeutics, and we are advancing development of the RaniPill HC to address biologics and drugs with higher dosing requirements.

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

Clinical Update

RT-102

In August 2022, we announced positive topline results from Part 1 (“Study Part 1”) of the Phase 1 study of RT-102, which is being developed for the potential treatment of osteoporosis. The study met all of its endpoints and RT-102 was generally well tolerated. In the study, RT-102 orally delivered 20 µg and 80 µg of PTH with 300-400% greater bioavailability than subcutaneous Forteo (teriparatide) 20 µg.

In December 2022, we announced positive topline results from Part 2 (“Study Part 2”) of the Phase 1 study of RT-102. The study met all of its endpoints. The study evaluated the safety and tolerability of once-daily administration of RT-102 containing 20 µg of PTH given repeatedly for seven consecutive days in ten healthy female volunteers. RT-102 was well tolerated with no serious adverse events noted, and delivered 20 µg of PTH with high bioavailability, confirming the high bioavailability observed during Study Part 1.

Regulatory

In January 2023, Rani announced that it completed a pre-IND meeting with the FDA with respect to RT-102. Following feedback from the meeting, Rani believes that a 505(b)(2) pathway is suitable for the development of RT-102 in the U.S. In addition, Rani obtained guidance from the FDA on its preclinical and clinical development plans for RT-102, including the Phase 2 clinical trial which is expected to initiate in the second half of 2023.

RT-111

In October 2022, we announced that we had begun preclinical development with RT-111, the RaniPill capsule containing an ustekinumab biosimilar.

In January 2023, we announced entering into a License and Supply Agreement with Celltrion, Inc. (“Celltrion”) under which we receive a license and supply of Celltrion’s ustekinumab biosimilar for development and commercialization of RT-111 worldwide, subject to a right of first negotiation for Celltrion following completion of a Phase 1 clinical trial that meets its primary endpoint(s) (the “Celltrion Agreement”).

RaniPill HC

We continue to develop the RaniPill HC, a high-capacity RaniPill capsule designed to deliver drug payloads up to 20 mg, 500%-plus higher than the payload capacity of the RaniPill GO. We are conducting preclinical studies with a fully-autonomous RaniPill HC.

RT-109

Following a strategic priority review in 2022, we decided not to continue active development of RT-109, a RaniPill capsule containing human growth hormone. We remain open to partnering opportunities with respect to RT-109, but intend to focus internal efforts on our other pipeline programs.

Financial Update

In August 2022, we entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. The Loan Agreement also contains various covenants and restrictive provisions. As of December 31, 2022, we were in compliance with all applicable debt covenants under the Loan Agreement and had cash, cash equivalents, and marketable securities totaling $98.5 million.

In addition, in August 2022, we entered into a Controlled EquitySM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively, the “Agents”), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of our Class A common stock, in such share amounts as we may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement (“ATM Sales”). As of December 31, 2022, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales.

COVID-19 Business Impact

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. We believe that, as a result of the COVID-19 pandemic, we have experienced delays due to the unavailability of vendors or delays in their availability with respect to research and development activities due to high demand or disruption to their business, delays in certain shipments of materials for our manufacturing, increases in prices charged by third parties for goods and services due to additional processes or costs resulting from COVID-19 procedures, disruption to travel which affects our ability to establish and maintain business relationships, and disruption to employee work schedules. While we have not experienced material impacts through December 31, 2022, the extent to which the COVID-19 pandemic will further directly or indirectly impact our results of operation and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent COVID-19 will impact our operations.

Organizational Transactions

The Company was incorporated in April 2021 and formed for the purpose of facilitating an IPO of its Class A common stock, and to facilitate certain organizational transactions (“Organizational Transactions”) and to operate the business of Rani Therapeutics, LLC (“Rani LLC”) and its consolidated subsidiary at such time, Rani Management Services, Inc. (“RMS”). In connection with the IPO, we established a holding company structure with the Company as the holding company and its principal asset being the Class A common units (“Class A Units”) of Rani LLC that it owns. As the sole managing member of Rani LLC, the Company operates and controls all of Rani LLC’s operations, and through Rani LLC, conducts all of Rani LLC’s business and the financial results of Rani LLC and, prior to December 15, 2022, RMS are included in the consolidated financial statements of the Company. RMS was dissolved as of December 15, 2022

Rani LLC has been, and after the IPO continues to be, treated as a pass-through entity for U.S. federal and state income tax purposes and accordingly has not been subject to U.S. federal or state income tax. The wholly owned subsidiary of Rani LLC, RMS, which was incorporated in 2019 and dissolved in December 2022, was taxed as a corporation for U.S. federal and most applicable state, local income tax and foreign tax purposes. As a result of its ownership of interests in Rani LLC ("LLC Interests"), the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Rani LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our operations and may be required to make payments under the Tax Receivable Agreement with certain of the individuals and entities that continue to hold interests in Rani LLC after the IPO (the "Continuing LLC Owners"). The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of our Class B common stock (together referred to as a "Paired Interest"), in return for shares of our Class A common stock on a one-for-one basis provided that, at our election, we may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if, at the election of the Continuing LLC Owners, we redeem or exchange such Paired Interest pursuant to the terms of the Rani LLC Agreement. These exchanges and redemptions may result in increases in the tax basis of the assets of Rani LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of income tax that the Company would otherwise be required to pay in the future. This tax basis may also decrease the gains (or increase the losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of exchanges, and the resulting amounts we will likely pay out to the Continuing LLC Owners pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial in the event we are profitable. Certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,387,471 shares of the Company’s Class A common stock.

Components of Results of Operations

Contract Revenue

To date, we have not generated any revenue from commercial product sales and do not expect to generate any revenue from the sale of commercial products in the foreseeable future. Our only revenue to date has been derived from evaluation agreements, which are recorded as contract revenue. As of December 31, 2022, we had no active evaluation agreements, and therefore we expect that our revenue for the next several years will be derived from any new agreements that may be executed in the future.

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

Research and Development Expense

Research and development expense consists primarily of direct and indirect costs incurred in connection with our research and development activities to develop the RaniPill GO and RaniPill HC. These expenses include:

External expenses, consisting of:

•
expenses associated with CROs, for managing and conducting clinical trials;
•
expenses associated with laboratory supplies, drug material for clinical trials, developing and manufacturing of the RaniPill GO, RaniPill HC and other materials;
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

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete development of the RaniPill GO and RaniPill HC and complete the development of, and obtain regulatory approval for, our product candidates. We expect our research and development expenses to increase significantly in the foreseeable future as we continue to invest in activities related to testing and developing the RaniPill GO and RaniPill HC and the development of our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for our product candidates upon successful completion of clinical trials, and incur expenses associated with hiring additional personnel to support the research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, the successful development of the RaniPill GO and RaniPill HC and our product candidates is highly uncertain, and we may never succeed in successfully developing the RaniPill GO and/or RaniPill HC or achieve the development of, and regulatory approval for, our product candidates.

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

We anticipate that our general and administrative expenses will increase significantly in the foreseeable future as additional administrative personnel and services are required to manage and support the development of the RaniPill GO and RaniPill HC and our product candidates. We also anticipate that we will incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance, and investor and public relations.

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

In August 2021, based on the Organizational Transactions, the Company became the sole managing member of Rani LLC. As of December 31, 2022, the Company held approximately 50% of the Class A Units of Rani LLC, and approximately 50% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, we report NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on our consolidated balance sheet as of December 31, 2022. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to December 31, 2022, there were 5,173,947 exchanges of Paired Interests and 158,051 exchanges of noncorresponding Class A Units of Rani LLC for an equal number of shares of our Class A common stock.

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

Relationship with InCube Labs, LLC

Services Agreements

In June 2021, Rani LLC entered into a service agreement with InCube Labs, LLC (“ICL”) effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy

Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, with the potential for one additional annual renewal, subject to approval by the landlord upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively.

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

The table below details the amounts charged by ICL for services and rent, net of the amount charged to ICL under the RMS-ICL Service Agreement, which is included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,170	$1,115
General and administrative	222	735
Total	$1,392	$1,850

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

Intellectual Property Agreement with Mir Imran (the “Mir Agreement”)

In June 2021, we entered into the Mir Agreement, pursuant to which we and Mir Imran agreed that we would own all intellectual property conceived (i) using any of our people, equipment, or facilities or (ii) that is within the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine. Neither us nor Mir Imran may assign the Mir Agreement to any third party without the prior written consent of the other party. The initial term of the Mir Agreement is three years, which can be extended upon mutual consent of the parties. The Mir Agreement may be terminated by either party for any reason within the initial three-year term upon providing three months’ notice to the other party.

Tax Receivable Agreement

ICL is party to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions. The TRA provides that we pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During the year ended December 31, 2022, these parties to the TRA exchanged 2,317,184 Paired Interests that resulted in tax benefits subject to the TRA.

Registration Rights Agreement

In connection with the IPO, we entered into a Registration Rights Agreement with the Continuing LLC Owners, including ICL. The Registration Rights Agreement provides the Continuing LLC Owners certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, the Continuing LLC Owners can require us to register under the Securities Act shares of Class A common stock issuable to them upon, at our election, redemption or exchange of their LLC Interests. The Registration Rights Agreement also provides for piggyback registration rights for the Continuing LLC Owners. As a result of certain stockholders exercising their registration rights under the Registration Rights Agreement, in December 2022 we filed a registration statement on Form S-3 to register 6,009,542 shares of our Class A common stock held by certain of our stockholders.

Rani LLC Agreement

We operate our business through Rani LLC and, prior to December 15, 2022, its subsidiary, RMS. RMS was dissolved on December 15, 2022. In connection with the IPO, we and the Continuing LLC Owners, including ICL, entered into the Fifth Amended and Restated LLC Agreement of Rani LLC (the “Rani LLC Agreement”). The governance of Rani LLC, and the rights and obligations of the holders of LLC Interests, are set forth in the Rani LLC Agreement. As a Continuing LLC Owner, ICL is entitled to exchange, subject to the terms of the Rani LLC Agreement, Paired Interests for our Class A common stock; provided that, at our election, we may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed.

During the year ended December 31, 2022, these parties to the Rani LLC Agreement exchanged 2,317,184 Paired Interests for the Company's Class A common stock.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2022	2021	Change
Contract revenue	$—	$2,717	* %
Operating expenses
Research and development	36,607	26,482	38.2
General and administrative	26,844	27,834	(3.6)
Total operating expenses	$63,451	$54,316	16.8%
Loss from operations	(63,451)	(51,599)	23.0
Other income (expense), net
Interest income and other, net	1,248	89	1,302.2
Loss on extinguishment of debt	—	(700)	*
Interest expense and other, net	(1,071)	(466)	129.8
Change in estimated fair value of preferred unit warrant	—	(371)	*
Loss before income taxes	(63,274)	(53,047)	19.3
Income tax expense	(70)	(41)	70.7
Net loss	$(63,344)	$(53,088)	19.3%
Net loss attributable to non-controlling interest	(32,756)	(44,757)	(26.8)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(30,588)	$(8,331)	267.2%

* No comparable result in the period

Contract Revenue

For the year ended December 31, 2022, we had no contract revenue. For the year ended December 31, 2021, we recognized contract revenue related to the Takeda agreement of $2.7 million.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Year Ended December 31,
	2022	2021
Payroll, equity-based compensation and related benefits	$24,838	$20,120
Facilities, materials and supplies	5,727	3,595
Third-party services	5,682	2,429
Other	360	338
Total	$36,607	$26,482

Research and development expenses were $36.6 million for the year ended December 31, 2022, compared to $26.5 million for the year ended December 31, 2021. The difference was primarily attributed to higher compensation costs of $6.6 million due to headcount growth, third-party services expense of $3.3 million and facilities, materials and supplies expense of $2.1 million due to increased preclinical and clinical development activities, partially offset by a decrease of $1.9 million in equity-based compensation due to our non-recurring IPO and Organizational Transactions for the year ended December 31, 2021.

General and Administrative Expenses

General and administrative expenses were $26.8 million for the year ended December 31, 2022, compared to $27.8 million for the year ended December 31, 2021. The difference was primarily attributed to higher compensation costs of $2.0 million due to headcount growth, third-party services of $1.6 million due to public company related costs, and travel expenses of $1.0 million, partially offset by a decrease of $4.9 million in equity-based compensation due to our non-recurring IPO and Organizational Transactions for the year ended December 31, 2021 and facility, material and supplies expenses of $0.6 million.

Other Income (Expense), Net

Other income, net, was $0.2 million for the year ended December 31, 2022, compared to other expense, net, of $1.4 million for the year ended December 31, 2021. The difference was primarily attributed to an increase in interest income of $1.2 million from our investment in marketable securities, loss on extinguishment of debt of $0.7 million, and change in estimated fair value of preferred unit warrants of $0.4 million, partially offset by an increase in interest expense of $0.6 million from our long-term debt.

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

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for Loans in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. The Loan Agreement also contains various covenants and restrictive provisions. As of December 31, 2022, we were in compliance with all applicable debt covenants under the Loan Agreement and had cash, cash equivalents and marketable securities totaling $98.5 million.

In August 2022, we entered into the Sales Agreement with the Agents, pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of our Class A common stock, in such share amounts as we may specify by delivering a placement notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. As of December 31, 2022, we had not delivered any placement notices to either of the Agents.

Since our inception, we have incurred significant losses and negative cash flows from operations. Our net losses were $63.3 million and $53.1 million for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $38.9 million. We expect to continue to incur significant losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Until such time as we can generate sufficient revenue from commercial product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings, which may include ATM Sales, or other capital sources, which may include strategic collaborations or other arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such 36 agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

As of December 31, 2022, we have not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired

Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $22.9 million at December 31, 2022.

The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's consolidated statement of operations and comprehensive loss at that time.

Future Funding Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development of the RaniPill GO, RaniPill HC and our product candidates and because the extent to which we may enter into strategic collaborations or other arrangements with third parties for development of the RaniPill GO, RaniPill HC and/or our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

To date, we have not generated any commercial product revenue. We do not expect to generate any commercial product revenue unless and until we obtain regulatory approval and commercialize any of our commercial product candidates, and we do not know when, or if at all, that will occur. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our programs, manufacturing automation and scaleup, and general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance the RaniPill GO, RaniPill HC and our product candidates. In addition, we expect to incur additional costs operating as a public company.

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
•
the willingness of the U.S. Food and Drug Administration (“FDA”), or other regulatory authorities to accept data from our clinical trials, as well as data from our completed and planned clinical trials and preclinical studies and other work, as the basis for review and approval of our product candidates or collaborator drugs or biologics paired with the RaniPill GO and/or RaniPill HC for various indications;
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

If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us. If we raise funds through collaborations, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or delay investments in our manufacturing scale-up and automation. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

The following table summarizes our cash, cash equivalents, and marketable securities:

	December 31,
	2022	2021
Cash and cash equivalents	$27,007	$117,453
Marketable securities	71,475	—
Total cash, cash equivalents, and marketable securities	$98,482	$117,453

As of December 31, 2022, we had cash, cash equivalents, marketable securities of $98.5 million, compared to $117.5 million as of December 31, 2021. We believe our cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated operating requirements for at least the next twelve months following the date of issuance of these consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(46,515)	$(32,245)
Net cash used in investing activities	(72,436)	(506)
Net cash provided by financing activities	29,005	77,146
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(89,946)	$44,395

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $46.5 million, which was primarily attributable to a net loss of $63.3 million, partially offset by the equity-based compensation expense of $15.8 million, non-cash operating lease expense of $0.8 million, noncash depreciation and amortization expense of $0.5 million and net accretion and amortization of investments in marketable securities of $0.9 million. Additionally, there was a decrease in prepaid expenses and other current assets of $0.5 million and an increase in accrued expenses of $0.7 million.

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

Additionally, there was an increase of $2.0 million in prepaid expenses and other assets due to director and officer insurance as a result of becoming a publicly traded company, an increase in accrued expenses of $0.7 million, and a decrease in deferred revenue of $2.7 million.

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $72.4 million consisting of $73.8 million in purchases of marketable securities, $3.0 million in proceeds from maturities of marketable securities and $1.6 million in purchases of property and equipment.

For the year ended December 31, 2021, net cash used in investing activities was $0.5 million, consisting solely of purchases of property and equipment.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $29.0 million, which was primarily attributable to proceeds from the issuance of long-term debt and warrants, net of issuance costs of $29.6 million. These items were partially offset by a $0.6 million decrease for employee taxes paid on net share settlement on the vesting of restricted stock units and payment of deferred financing costs of $0.3 million.

For the year ended December 31, 2021, cash provided by financing activities was approximately $77.1 million, consisting of the proceeds from the issuance of Class A common stock sold in the IPO for net proceeds of $73.6 million, the sale and issuance of our Series E Preferred Units for net proceeds of $6.3 million, and $1.7 million of principal payments received from our related party note receivable, partially offset by repayments of the paycheck protection plan loan of $1.3 million and convertible loan of $3.3 million.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2022 (in thousands):

	As of December 31, 2022
	Total	Short-term	Long-term
Operating leases (1)	$1,065	$1,006	$59
Debt obligations (2)	31,650	—	31,650
Total	$32,715	$1,006	$31,709

(1) Represents operating lease payments. See Note 8 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2) Represents long-term debt principal maturities and final payment equal to 5.5% of aggregate amount funded, excluding interest. See Note 13 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

We will remain an emerging growth company until the earliest of (1) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our Class A common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID:42)	109
Consolidated Balance Sheets as of December 31, 2022 and 2021	110
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021	111
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022 and 2021	112
Consolidated Statements of Changes in Stockholders’ Equity/Convertible Preferred Units and Members' Deficit for the Years ended December 31, 2022 and 2021	113
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021	114
Notes to the Consolidated Financial Statements	115

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rani Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rani Therapeutics Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity / convertible preferred units and members' deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California

March 22, 2023

RANI THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$27,007	$117,453
Restricted cash equivalents	500	—
Marketable securities	71,475	—
Prepaid expenses and other current assets	1,942	2,142
Total current assets	100,924	119,595
Property and equipment, net	6,038	4,612
Operating lease right-of-use asset	1,065	—
Total assets	$108,027	$124,207
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,460	$1,080
Related party payable	53	126
Accrued expenses	2,296	1,434
Operating lease liability, current portion	1,006	—
Total current liabilities	4,815	2,640
Operating lease liability, less current portion	59	—
Long-term debt	29,149	—
Total liabilities	34,023	2,640
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 25,295 and 19,712 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	3	2
Class B common stock, $0.0001 par value - 40,000 shares authorized; 24,116 and 29,290 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2	3
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	75,842	55,737
Accumulated other comprehensive loss	(73)	—
Accumulated deficit	(38,919)	(8,331)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	36,855	47,411
Non-controlling interest	37,149	74,156
Total stockholders' equity	74,004	121,567
Total liabilities and stockholders' equity	$108,027	$124,207

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Contract revenue	$—	$2,717
Operating expenses
Research and development	36,607	26,482
General and administrative	26,844	27,834
Total operating expenses	$63,451	$54,316
Loss from operations	(63,451)	(51,599)
Other income (expense), net
Interest income and other, net	1,248	89
Loss on extinguishment of debt	—	(700)
Interest expense and other, net	(1,071)	(466)
Change in estimated fair value of preferred unit warrant	—	(371)
Loss before income taxes	(63,274)	(53,047)
Income tax expense	(70)	(41)
Net loss	$(63,344)	$(53,088)
Net loss attributable to non-controlling interest	(32,756)	(44,757)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(30,588)	$(8,331)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(1.28)	$(0.43)
Weighted-average Class A common shares outstanding—basic and diluted	23,817	19,534

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(63,344)	$(53,088)
Other comprehensive loss
Net unrealized loss on marketable securities	(149)	—
Comprehensive loss	$(63,493)	$(53,088)
Comprehensive loss attributable to non-controlling interest	(32,832)	(44,757)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(30,661)	$(8,331)

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Changes in STOCKHOLDERS’ Equity/CONVERTIBLE PREFERRED UNITS AND MEMBERS' Deficit

(in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2021	19,712	$2	29,290	$3	$55,737	$—	$(8,331)	$74,156	$121,567
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	5,332	1	(5,174)	(1)	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	12,377	—	—	(12,377)	—
Issuance of warrants	—	—	—		503	—	—	—	503
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	204	—	—	—	(626)	—	—	—	(626)
Issuance of common stock under employee stock purchase plan	39	—	—	—	271	—	—	—	271
Issuance of common stock	13	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	(7)	—	—	(6)	(13)
Equity-based compensation	—	—	—	—	7,587	—	—	8,208	15,795
Net loss	—	—	—	—	—	—	(30,588)	(32,756)	(63,344)
Other comprehensive loss	—	—	—	—	—	(73)	—	(76)	(149)
Balance at December 31, 2022	25,295	$3	24,116	$2	$75,842	$(73)	$(38,919)	$37,149	$74,004

			Class A Common Stock		Class B Common Stock
	Convertible Preferred Units	Members’ Deficit	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity/(Members' Deficit)
Balance at December 31, 2020	$184,714	$(113,339)	—	$—	—	$—	$—	$—	$—	$(113,339)
Activity prior to initial public offering ("IPO") and related Organizational Transactions
Issuance of Series E preferred units	6,320	—	—	—	—	—	—	—	—	—
Equity-based compensation from secondary sales transactions	—	453	—	—	—	—	—	—	—	453
Exercise of warrant for common units	—	26	—	—	—	—	—	—	—	26
Settlement of preferred unit warrant liability	691	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	17,324	—	—	—	—	—	—	—	17,324
Net loss	—	(31,727)	—	—	—	—	—	—	—	(31,727)
Effects of the IPO and related Organizational Transactions
Effects of Organizational Transactions	(191,725)	127,263	12,048	1	29,290	3	18,106	—	46,352	191,725
Issuance of Class A common stock in connection with the IPO, net of issuance costs of $10,686	—	—	7,667	1	—	—	73,647	—	—	73,648
Non-controlling interest adjustment for purchase of newly issued Class A units of Rani LLC with proceeds from the IPO	—	—	—	—	—	—	(37,895)	—	37,895	—
Net loss	—	—	—	—	—	—	—	(149)	(233)	(382)
Activity subsequent to the IPO and related Organizational Transactions
Equity-based compensation	—	—	—	—	—	—	1,880	—	2,940	4,820
Forfeiture of restricted stock awards	—	—	(3)	—	—	—	(1)	—	(1)	(2)
Net loss	—	—	—	—	—	—	—	(8,182)	(12,797)	(20,979)
Balance at December 31, 2021	$—	$—	19,712	$2	29,290	$3	$55,737	$(8,331)	$74,156	$121,567

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(63,344)	$(53,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	15,782	22,595
Depreciation and amortization	548	497
Non-cash operating lease expense	764	—
Amortization of debt discount and issuance costs	77	—
Net accretion and amortization of investments in marketable securities	(851)	—
Change in fair value of preferred unit warrant liability	—	371
Loss on extinguishment of debt	—	700
Other	—	109
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	505	(1,975)
Accounts payable	163	543
Accrued expenses	678	739
Operating lease liabilities	(764)	—
Related party payable	(73)	(19)
Deferred revenue	—	(2,717)
Net cash used in operating activities	(46,515)	(32,245)
Cash flows from investing activities
Purchases of marketable securities	(73,817)	—
Proceeds from maturities of marketable securities	3,000	—
Purchases of property and equipment	(1,619)	(506)
Net cash used in investing activities	(72,436)	(506)
Cash flows from financing activities
Proceeds from the issuance of long-term debt and warrants, net of issuance costs	29,574	—
Issuance of common stock under employee stock purchase plan	271	—
Proceeds from employee stock purchase plan	46	—
Tax withholdings paid on behalf of employees for net share settlement	(626)	—
Payment of deferred financing costs	(260)	—
Proceeds from issuance of Class A common stock sold in the IPO, net of issuance costs	—	73,648
Proceeds from issuance of preferred units, net of issuance costs	—	6,320
Proceeds from exercise of warrants for common units	—	26
Repayment of the Paycheck Protection Program Loan	—	(1,254)
Repayment of convertible note	—	(3,314)
Principal and interest repayments from related party for note receivable	—	1,720
Net cash provided by financing activities	29,005	77,146
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(89,946)	44,395
Cash and cash equivalents, beginning of period	117,453	73,058
Cash, cash equivalents and restricted cash equivalents, end of period	$27,507	$117,453
Supplemental disclosures of cash flow information
Cash paid for income taxes	$730	$73
Cash paid for interest	$48	$285
Supplemental disclosures of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$355	$145
Exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	$78,487	$—
Issuance costs deducted from long-term debt proceeds	$851	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$514	$—
Deferred financing costs included in prepaid expenses	$260	$—
Interest income receivable included in prepaid expenses	$44	$—
Exchange of Class A Units of Rani LLC from the Former LLC Owners	$—	$132,527
Settlement of preferred unit warrant liability	$—	$691

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Notes to THE Consolidated Financial Statements

1. Organization and Nature of Business

Description of Business

Rani Therapeutics Holdings, Inc. (“Rani Holdings”) was formed as a Delaware corporation in April 2021 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, and to facilitate certain organizational transactions and to operate the business of Rani Therapeutics, LLC (“Rani LLC”) and its consolidated subsidiary, Rani Management Services, Inc. (“RMS”). Rani Holdings and its consolidated subsidiaries, Rani LLC and, prior to December 15, 2022, RMS are collectively referred to herein as “Rani” or the “Company.” RMS was dissolved on December 15, 2022.

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

In connection with the IPO, the Company was party to the following organizational transactions (the “Organizational Transactions”):

•
Amended and restated Rani LLC’s operating agreement (the “Rani LLC Agreement”) to appoint the Company as the sole managing member of Rani LLC and effectuated an exchange of all outstanding (i) convertible preferred units, automatic or net exercised warrants to purchase preferred units and common units, and common units of Rani LLC, into Class A Units and an equal number of voting noneconomic Class B units (“Class B Units”) and (ii) all non-vested incentive units (“Profits Interests”) into Class A Units. In connection with the closing of the IPO, each LLC interest was exchanged 1 for 0.5282 as determined and predicated on the initial public offering price of the Company’s Class A common stock;
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
•
Entered into a Registration Rights Agreement with certain of the Continuing LLC Owners.

The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of December 31, 2022, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,387,471 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $63.3 million for the year ended December 31, 2022. As of December 31, 2022, the Company had an accumulated deficit of $38.9 million and for the year ended December 31, 2022 had negative cash flows from operations of $46.5 million. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues to develop the RaniPill capsule. The Company expects that its cash and cash equivalents, and marketable securities of $98.5 million as of December 31, 2022 will be sufficient to fund its operations through at least twelve months from the date the consolidated financial statements are issued. The Company expects to finance its future operations with its existing cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, such as “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, collaboration or licensing agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders and holders of interests in the Company. The Company will not generate any revenue from product sales unless, and until, it successfully completes clinical development and obtains regulatory approval of its product candidates. If the Company obtains regulatory approval for the RaniPill capsule, it expects to incur significant expenses related to developing its internal commercialization capability to support manufacturing, product sales, marketing, and distribution.

The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the market interest of the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. Current global economic conditions and market volatility resulting from the novel coronavirus disease (“COVID-19”) pandemic or other factors could also adversely impact the Company’s ability to access capital when and as needed.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company operates and controls all of the business and affairs of Rani LLC and, through Rani LLC and, prior to December 15, 2022, its subsidiary, conducts its business. Because the Company manages and operates the business and controls the strategic decisions and day-to-day operations of Rani LLC and also has a substantial financial interest in Rani LLC, the Company consolidates the financial results of Rani LLC, and a portion of its net loss is allocated to the non-controlling interests in Rani LLC held by the Continuing LLC Owners. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results may differ materially and adversely from these estimates.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. No contract assets balance was recorded as of December 31, 2022 and 2021, respectively.

Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of performance or where the Company has unsatisfied performance obligations. The Company had no deferred revenue as of December 31, 2022 and 2021, respectively.

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

Cash, Cash Equivalents and Restricted Cash Equivalents

The Company considers all cash held on deposit and highly liquid investments purchased with original or remaining maturities of less than three months at the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents consist of balances held in demand depositary accounts and money market funds. Restricted cash equivalents consist of cash collateral required by a bank in connection with the Company's commercial credit cards program. The Company limits its credit risk associated with cash, cash equivalents and restricted cash equivalents by maintaining its bank accounts at major financial institutions.

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the consolidated balance sheet which, in aggregate, represents the amount reported in the consolidated statements of cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
End of Period:
Cash and cash equivalents	$27,007	$117,453
Restricted cash equivalents	500	—
Total cash, cash equivalents and restricted cash equivalents	$27,507	$117,453

Marketable Securities

The Company invests its excess cash in marketable securities with high credit ratings including securities issued by U.S. and international governments and their agencies, corporate debt securities and commercial paper. The Company has assessed U.S. government treasuries as Level 1 and all other marketable securities as Level 2 within the fair value hierarchy. All the Company's marketable securities have been accounted for as available-for-sale and carried at fair value. The Company classifies all its available-for-sale marketable securities, including those with maturity dates beyond one year, as current assets on the consolidated balance sheets as the Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income and other, net on the consolidated statements of operations and comprehensive loss. Realized gains and losses on marketable securities are included in other income (expense) on the consolidated statements of operations. Gains and losses on sales are recorded based on the trade date and determined using the specific identification method.

The Company regularly reviews its investments for declines in fair value below their amortized cost basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. The Company's review includes the creditworthiness of the security issuers, the severity of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost bases. When the Company determines that a portion of the unrealized loss is due to an expected credit loss, the Company recognizes the loss amount in Other income (expense), net, with a corresponding allowance against the carrying value of the security the Company holds. The portion of the unrealized loss related to factors other than credit losses is recognized in Accumulated other comprehensive loss. The Company has made an accounting policy election to not measure an allowance for credit loss for accrued interest receivables and will recognize a credit loss for accrued interest receivables when the loss becomes probable and estimable. As of December 31, 2022, interest income receivable recorded as a component of prepaid expenses and other current assets on the consolidated balance sheet was de minimis.

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

As of December 31, 2022 and 2021, the carrying values of current assets and liabilities approximates fair value due to their short-term nature. The fair value of the Company’s long-term debt approximated its carrying value based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).

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

Subsequent to the adoption of the new leasing standard on January 1, 2022, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. For any arrangement that is considered to be a lease with a term greater than one year, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the Company’s consolidated balance sheet as of December 31, 2022.

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

The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in a ROU asset have been recorded on the consolidated balance sheet and amortized as lease expense on a straight-line basis over the lease term.

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

The portion of the proceeds allocated to the warrants are accounted for as paid in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and beneficial conversion features, are allocated to the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments.

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

Unit-Based Compensation

Prior to the IPO, Rani LLC had granted equity-based awards to employees, members of the Board of Managers and nonemployees, including InCube Labs, LLC (“ICL”) employees and consultants, in the form of Profits Interests and/or options to purchase common units. All awards of Profits Interests and options to purchase common units were measured based on the estimated fair value of the award on the date of grant. Forfeitures were recognized when they occurred. All of the Profits Interests were subject to service and performance-based conditions and the Company evaluated the probability of achieving each performance-based condition at each reporting date and recognized equity-based compensation expense for employee and consultant awards and distributions of equity for ICL employee awards in the consolidated financial statements when it was deemed probable that the performance-based condition would be met using the accelerated attribution method over the requisite service period. The options to purchase common units were subject to service conditions and generally vested over three or four years.

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

Income Taxes

The Company is the managing member of Rani LLC and, as a result, consolidates the financial results of Rani LLC and, prior to December 15, 2022, its taxable subsidiary RMS in the consolidated financial statements. RMS was dissolved on December 15, 2022. Rani LLC is a pass-through entity for United States federal and most applicable state and local income tax purposes following the IPO and Organizational Transactions. As an entity classified as a partnership for tax purposes, Rani LLC is not subject to United States federal and certain state and local income taxes. Any taxable income or loss generated by Rani LLC is passed through to, and included in the taxable income or loss of, its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated to it, based on its economic interest in Rani LLC. The Company's tax provision also includes the activity of RMS prior to its dissolution, which is taxed as a corporation for United States federal and state income tax purposes.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and/or circumstances from non-owner sources. Other comprehensive loss represents changes in fair value of the Company's available-for-sale marketable securities.

Non-Controlling Interest

Non-controlling interest ("NCI") represents the portion of income or loss, net assets and comprehensive loss of the Company's consolidated subsidiary that is not allocable to Rani Holdings based on the Company's percentage of ownership of Rani LLC.

In August 2021, based on the Organizational Transactions, Rani Holdings became the sole managing member of Rani LLC. As of December 31, 2022, Rani Holdings held approximately 50% of the Class A Units of Rani LLC, and approximately 50% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, the Company reports NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on its consolidated balance sheet as of December 31, 2022. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and comprehensive loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to December 31, 2022, there were 5,173,947 exchanges of Paired Interests and 158,051 exchanges of noncorresponding Class A Units of Rani LLC for an equal number of shares of the Company's Class A common stock.

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

Impairment of Long-Lived Assets

The Company reviews the carrying amounts of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. Management believes that no revision to the remaining useful lives or write-down of long-lived assets is required as of and for the year ended December 31, 2022.

Related Party Note Receivable

The principal balance on the related party note receivable was recorded on the consolidated balance sheet along with earned and not yet received interest income. The principal balance was classified on the consolidated balance sheet based upon the expected timing of the repayments by the related party. Interest income received and receivable on the related party note receivable was recorded as a component of interest income in the consolidated statement of operations and comprehensive loss. Associated interest earned was recognized using the effective interest method. In March 2021, the related party repaid in full the $1.7 million of principal and interest related to the note receivable.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), as subsequently amended, to improve financial reporting and disclosures about leasing transactions. The Company adopted this standard on January 1, 2022 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance, which allowed the Company to carry forward its historical assessments of: 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs, where applicable. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio. The Company elected the post-transition practical expedient to not separate lease components from non-lease components for all existing lease classes. The Company also elected a policy of not recording leases on its balance sheets when the leases have a term of twelve months or less and the Company is not reasonably certain to elect an option to purchase the leased asset.

The adoption of this standard resulted in the recognition of a ROU asset and lease liabilities of $1.3 million, respectively. The adoption of the standard had no impact on the Company’s consolidated statements of operations and comprehensive loss or to its cash flows from or used in operating, financing, or investing activities on its consolidated statements of cash flows. No cumulative-effect adjustment within accumulated deficit was required to be recorded as a result of adopting this standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), that revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. In addition, the standard also modifies the impairment model for available-for-sale debt securities, which are measured at fair value, by eliminating the consideration for the length of time fair value has been less than amortized cost when assessing credit loss for a debt security and provides for reversals of credit losses through income upon credit improvement. The Company early adopted this standard on July 1, 2022, for the interim period ended September 30, 2022. Based on the composition of the Company's investment portfolio, which reflects the Company's primary investment objective of capital preservation, the adoption of this standard did not have a material impact on the Company's consolidated financial statements or related disclosures.

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarizes the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$25,313	$—	$—	$25,313
Total cash equivalents	25,313	—	—	25,313
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	25,813	—	—	25,813
Marketable securities:
U.S. Treasuries	36,563	—	(107)	36,456
Commercial paper	26,631	—	—	26,631
Corporate debt securities	6,939	—	(39)	6,900
International government	1,491	—	(3)	1,488
Total marketable securities	71,624	—	(149)	71,475
Total cash equivalents, restricted cash equivalents and marketable securities	$97,437	$—	$(149)	$97,288

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$115,595	$—	$—	$115,595
Total cash equivalents	$115,595	$—	$—	$115,595

As of December 31, 2022, all marketable securities held have maturity dates within one year or less. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2022, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at December 31, 2022.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,313	$—	$—	$25,313
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries	36,456	—	—	36,456
Commercial paper	—	26,631	—	26,631
Corporate debt securities	—	6,900	—	6,900
International government	—	1,488	—	1,488
Total assets	$62,269	$35,019	$—	$97,288

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$115,595	$—	$—	$115,595
Total assets	$115,595	$—	$—	$115,595

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

For the year ended December 31, 2022, as further discussed in Note 13, the Company issued Level 3 equity classified warrants of $0.5 million in connection with the loan and security agreement that were estimated on the date of issuance using the Black-Scholes valuation model which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. Such assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

In 2021, the Company held a Level 3 liability associated with preferred unit warrants that were issued in conjunction with a loan and security agreement. These preferred unit warrants were settled with Class A common stock as part of the IPO and Organizational Transactions.

The following tables set forth a summary of the changes in the fair value of the Company’s liability measured using Level 3 inputs (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$—	$320
Change in estimated fair value of Series E warrants	—	371
Settlement of Series E warrants	—	(691)
Balance at end of period	$—	$—

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$2,661	$1,734
Leasehold improvements	1,549	1,233
Software	104	60
Office equipment	157	42
Total	4,471	3,069
Less accumulated depreciation and amortization	(2,849)	(2,331)
Total	1,622	738
Construction-in-progress	4,416	3,874
Total property and equipment, net	$6,038	$4,612

Depreciation and amortization expense totaled approximately $0.5 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, all of the Company’s property and equipment was located in the United States, respectively, with the exception of $3.5 million of construction-in-progress in 2021 that was located in Germany at a third-party manufacturing facility.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued preclinical and clinical trial costs	$1,130	$621
Payroll and related	348	202
Accrued professional fees	165	213
Other	653	398
Total accrued expenses	$2,296	$1,434

6. Evaluation Agreements

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

The Company identified one material promise under the Takeda agreement, the obligation to perform services to evaluate if Takeda’s FVIII therapy can be orally delivered using the RaniPill capsule, which was concluded to be a single performance obligation.

In May 2021, the Company received written notice from Takeda as to their intent to terminate the contract for convenience. Due to the delivery of the termination notice, the Company determined that there were no further enforceable rights and obligations under the agreement beyond May 2021 and the remaining $2.0 million of deferred revenue was recognized in 2021.

For the year ended December 31, 2022, no contract revenue related to the Takeda agreement was recognized. For the year ended December 31, 2021, the Company recognized contract revenue related to the Takeda agreement of $2.7 million. There was no deferred revenue as of December 31, 2022 nor December 31, 2021.

7. Related Party Transactions

InCube Labs, LLC is wholly-owned by the Company’s founder and Chairman and his family. The founder and Chairman is the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is also the brother of the founder and Chairman and thus uncle of the Company’s Chief Executive Officer.

Services agreements

In June 2021, Rani LLC entered into a service agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, with the potential for one additional annual renewal, subject to approval by the landlord upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively.

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,170	$1,115
General and administrative	222	735
Total	$1,392	$1,850

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

As of December 31, 2022, all of the Company's facilities are owned or leased by an entity affiliated with the Company’s Chairman (Note 8). The Company pays for the use of these facilities through its services agreements with ICL.

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

Intellectual Property Agreement with Mir Imran (the “Mir Agreement”)

In June 2021, the Company, through Rani LLC, entered into the Mir Agreement, pursuant to which the Company and Mir Imran agreed that the Company would own all intellectual property conceived (i) using any of the Company’s people, equipment, or facilities or (ii) that is within the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine. Neither the Company nor Mir Imran may assign the Mir Agreement to any third party without the prior written consent of the other party. The initial term of the Mir Agreement is three years, which can be extended upon mutual consent of the parties. The Mir Agreement may be terminated by either party for any reason within the initial three-year term upon providing three months’ notice to the other party.

Board Services

During the year ended December 31, 2021, the Company made a $0.2 million payment to a member of the Board of Managers of Rani LLC for legacy board services provided to the Company. There were no such payments made in the year ended December 31, 2022.

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

The following table summarizes the components of equity-based compensation expense recorded in the consolidated statement of operations and comprehensive loss related to awards granted to employees of ICL and its affiliates by the Company (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$—	$644
General and administrative	—	2,999
Total	$—	$3,643

Tax Receivable Agreement

Certain parties to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests (Note 2). During the year ended December 31, 2022, these parties to the TRA exchanged 2,317,184 Paired Interests that resulted in tax benefits subject to the TRA (Note 14).

Registration Rights Agreement

In connection with the IPO, the Company entered into a Registration Rights Agreement. ICL and its affiliates are parties to this agreement. The Registration Rights Agreement provides certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, ICL and its affiliates can require the Company to register under the Securities Act of 1933, as amended (the “Securities Act”) shares of Class A common stock issuable to ICL and its affiliates upon, at the Company’s election, redemption or exchange of their Paired Interests. The Registration Rights Agreement also provides for piggyback registration rights. In March 2022, certain holders of the Company's Class A common stock considered to be related parties were made parties to the Registration Rights Agreement. As a result of certain stockholders exercising their registration rights under the Registration Rights Agreement, in December 2022 the Company filed a registration statement on Form S-3 to register 6,009,542 shares of Class A common stock of the Company held by certain of its stockholders.

Rani LLC Agreement

The Company operates its business through Rani LLC and, prior to December 15, 2022, its subsidiary. In connection with the IPO, the Company and the Continuing LLC Owners, including ICL and its affiliates, entered into the Rani LLC Agreement. The governance of Rani LLC, and the rights and obligations of the holders of LLC Interests, are set forth in the Rani LLC Agreement. As Continuing LLC Owners, ICL and its affiliates are entitled to exchange, subject to the terms of the Rani LLC Agreement, Paired Interests for Class A common stock of the Company; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed.

During the year ended December 31, 2022, certain parties to the Rani LLC Agreement exchanged 2,317,184 Paired Interests for an equal number of shares of the Company's Class A common stock.

8. Leases

The Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. The Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period and has considered it in the determination of the right-of-use assets and lease liabilities associated with the RMS-ICL Service Agreement as of December 31, 2022.

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, with the potential for one additional annual renewal, subject to approval by the landlord upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. The Company accounted for the lease extension as a lease modification that did not result in a separate contract and recognized the right-of-use asset and lease liabilities associated with the Rani LLC-ICL Service Agreement in the consolidated balance sheet as of December 31, 2022. As of December 31, 2022, the second renewal option for the facility in Milpitas, California was not deemed reasonably certain to be exercised.

The Company's leases are accounted for as operating leases and require certain fixed payments of real estate taxes and insurance in addition to future minimum lease payments, and certain variable payments of common area maintenance costs and building utilities. Variable lease payments are expensed in the period in which the obligation for those payments is incurred. These variable lease costs are payments that vary in amount beyond the commencement date, for reasons other than passage of time. Total operating lease expense incurred with ICL was $1.5 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively. Variable lease payments are excluded in the total operating lease expense and immaterial for the periods presented.

Supplemental information on the Company’s consolidated balance sheet and statements of cash flows as of December 31, 2022 related to leases was as follows (in thousands):

December 31,
2022
Balance sheet
Operating lease right-of-use assets	$1,065

Operating lease liability, current portion	$1,006
Operating lease liability, less current portion	59
Total operating lease liability	$1,065

December 31,
2022
Cash flows
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$832

December 31,
2022
Weighted-average remaining lease term	1.1 years
Weighted-average discount rate	7.0%

As of December 31, 2022, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands):

Year ending December 31,
2023	$1,044
2024	59
Total undiscounted future minimum lease payments	$1,103
Less: Imputed interest	(38)
Total operating lease liability	$1,065
Less: Operating lease liability, current portion	1,006
Operating lease liability, less current portion	$59

Operating leases in the table above exclude future minimum lease payments for Occupancy Services in San Antonio, Texas under the Rani LLC-ICL Service Agreement. Future minimum lease payments for Occupancy Services in San Antonio for fiscal year 2023 total $0.1 million.

9. Warrants

In August 2022, in conjunction with a loan and security agreement (Note 13), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. As of December 31, 2022, there were 76,336 warrants outstanding.

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

For the year ended December 31, 2022, certain of the Continuing LLC Owners executed an exchange of 5,173,947 Paired Interests and 158,051 non-corresponding Class A Units of Rani LLC in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently cancelled and retired pursuant to the terms of the Rani LLC Agreement.

In August 2022, the Company entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which the Company may offer and sell from time to time through the Agents up to $150.0 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of December 31, 2022, the Company has no sales under the Sales Agreement. In connection with the Sales Agreement, the Company recognized deferred offering costs totaling $0.3 million as a component of prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2022 which will be offset against proceeds upon a sale under the Sales Agreement within the consolidated statement of changes in stockholders equity.

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

Registration Rights Agreement

In connection with the IPO, the Company entered into a Registration Rights Agreement with the Continuing LLC Owners, including ICL. The Registration Rights Agreement provides the Continuing LLC Owners certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, the Continuing LLC Owners can require the Company to register under the Securities Act shares of Class A common stock issuable to them upon, at the Company’s election, redemption or exchange of their Paired Interests. The Registration Rights Agreement also provides for piggyback registration rights for the Continuing LLC Owners. As a result of certain stockholders exercising their registration rights under the Registration Rights Agreement, in December 2022 the Company filed a registration statement on Form S-3 to register 6,009,542 shares of Class A common stock of the Company held by certain of its stockholders.

11. Equity-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	2,300,819	$14.12	9.55	$976
Granted	1,599,785	$12.38	9.31	$—
Cancelled	(112,018)	$13.57
Balance at December 31, 2022	3,788,586	$13.40	8.81	$—
Exercisable at December 31, 2022	1,088,706	$13.50	8.48	$—
Nonvested at December 31, 2022	2,699,880	$13.36	8.89	$—

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
•
Expected dividend yield - The expected dividend yield is zero as the Company has no plans to make dividend payments.

The following table sets forth the weighted average assumptions used in estimating the fair value of stock option awards on the grant date:

	Year Ended December 31,
	2022	2021
Expected volatility	77.2%	81.7%
Risk-free interest rate	2.44%	1.07%
Expected term (in years)	5.9	6.2
Expected dividend yield	—%	—%

As of December 31, 2022, there was $22.9 million of unrecognized equity-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock Units

A summary of RSU activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2021	596,500	$19.56
Granted	443,400	$13.21
Vested	(267,650)	$19.56
Forfeited	(106,750)	$17.63
Balance at December 31, 2022	665,500	$15.64

As of December 31, 2022, there was $7.8 million of unrecognized equity-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 2.3 years. The total fair value of RSUs vested was $2.6 million for the year ended December 31, 2022.

Restricted Stock Awards

A summary of RSA activity during the periods indicated is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2021	113,173	$6.15
Vested	(41,236)	$6.15
Forfeited	(4,548)	$6.25
Balance at December 31, 2022	67,389	$6.14

As of December 31, 2022, there was $0.1 million of unrecognized equity-based compensation expense related to RSAs which is expected to be recognized over a weighted-average period of approximately 1.0 years. The total fair value of RSAs vested was $0.5 million for the year ended December 31, 2022.

2021 Employee Stock Purchase Plan

As of December 31, 2022, 38,435 shares of Class A common stock have been issued under the Rani Therapeutics Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). During the year ended December 31, 2022, the Company recognized $0.2 million of stock-based compensation expense related to the ESPP. There was no stock-based compensation expense related to the ESPP recognized during the year ended December 31, 2021. As of December 31, 2022, contributions withheld from employees were de minimis and recorded as a component of accrued expenses in the consolidated balance sheet. As of December 31, 2022, total unrecognized compensation costs related to the ESPP totaled $0.2 million and will be amortized over a weighted average vesting term of 0.4 years.

As of December 31, 2022, the Company reserved 561,565 shares of Class A Common Stock for issuance under the ESPP and 4,511,017 shares of Class A common stock for future issuance under the 2021 Plan.

Equity-Based Compensation Expense

The following table summarizes the components of equity-based compensation expense resulting from the grant of stock options, RSUs, RSAs, the ESPP, and a secondary sales transaction entered into in February 2021, recorded in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$6,237	$8,156
General and administrative	9,545	14,439
Total equity-based compensation	$15,782	$22,595

12. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation as the Company operates in an industry susceptible to patent legal claims. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal costs associated with these matters are expensed when incurred. The Company is currently involved in several opposition proceedings at the European Patent Office, all of which were asserted against us by Novo Nordisk AS. The ultimate outcome of this matter as a loss is not probable nor is there any amount that is reasonably estimable. However, the outcome of the opposition proceedings could impact the Company’s ability to prevent third parties from commercializing in Europe products with characteristics similar to those of the Company’s RaniPill technology.

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners (Note 2). As of December 31, 2022, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $22.9 million at December 31, 2022.

The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's consolidated statement of operations and comprehensive loss at that time.

13. Long-Term Debt

In August 2022, the Company entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans (“Tranche 2”) is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. In exchange for access to this facility, the Company agreed to issue warrants exercisable into 76,336 shares of the Company's Class A common stock, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79 (Note 9).

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024 extendable to March 2025 under certain conditions. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans includes customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At December 31, 2022, the effective interest rate on the Loans was 11.01% and there were no events of default during the year ended December 31, 2022.

The Loans contain a contingent interest feature in the event of default that is not clearly and closely related to the underlying note and meets the definition of a derivative. The Company concluded that the fair value of this derivative was insignificant at December 31, 2022.

Pursuant to the Loan Agreement, beginning on the first anniversary of the closing, the Company is subject to a financial covenant that requires the Company to have at least two drug products utilizing its oral delivery technology in clinical development at all times. The financial covenant does not apply if the Company has a market capitalization above $650.0 million. The Loan Agreement also contains various covenants and restrictive provisions that, among other things, limit the Company’s ability to (i) incur additional debt, guarantees or liens; (ii) pay any dividends; (iii) enter into certain change of control transactions; (iv) sell, transfer, lease, license, or otherwise dispose of certain assets; (v) make certain investments or loans; and (vi) engage in certain transactions with related persons. As of December 31, 2022, the Company was in compliance with all applicable debt covenants under the Loan Agreement.

As of December 31, 2022, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2023	—
2024	5,000
2025	15,000
2026	10,000
Total principal payments	$30,000
Less: amount representing debt discount	(851)
Total long-term debt	$29,149

14. Income Taxes

Income tax expense consisted of the following for the years ended (in thousands):

	December 31,
	2022	2021
Current
Federal	$68	$38
State	2	3
Total current tax expense	$70	$41
Deferred
Federal	$—	$—
State	—	—
Total deferred tax expense	$—	$—
Income tax expense	$70	$41

The effective tax rate for the years ended December 31, 2022 and 2021 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income and pass-through loss not subject to income tax. A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate is summarized as follows:

	Year Ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	3.4	1.0
Non-controlling interest	(10.4)	(5.3)
Pass-through loss not subject to tax	—	(12.6)
Permanent items	—	(0.1)
Research and development credits	2.1	2.9
Uncertain tax position	(0.3)	(0.4)
Liquidating distribution	(2.1)	—
Change in valuation allowance	(13.8)	(6.6)
Effective tax rate	(0.1)%	(0.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company’s net deferred taxes consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets
Investment in partnership	$44,923	$25,226
Net operating loss carryforward	6,807	1,952
Research and development credits	1,085	1,458
Accruals	—	55
Total deferred tax assets	52,815	28,691
Valuation allowance	(52,815)	(28,671)
Total deferred tax assets, net of valuation allowance	—	20
Deferred tax liability
Prepaid expenses	—	(20)
Net deferred tax asset	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Because of the Company’s recent history of operating losses, the Company believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets. The valuation allowance increased by $24.1 million and $28.3 million for the years ended December 31, 2022 and 2021, respectively, primarily due to the increase in the Company’s net operating losses (“NOL”) during the period.

As of December 31, 2022, the Company had the following tax attribute carryforwards that will expire on various dates as follows:

	Amount (in thousands)	Expiration Years
Net operating losses, federal (post December 31, 2017)	$21,020	Indefinite
Net operating loss, state (definite)	34,264	2042
Research and development tax credits, federal	793	2041 - 2042
Research and development tax credits, state	612	Indefinite

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s research and development credit carryforwards may be limited in the event cumulative change in ownership of more than 50% occurs within a three-year period. As of December 31, 2022, the Company has not performed an IRC Section 382 or 383 analysis. If a change in ownership were to have occurred, additional tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company is subject to United States federal and California income taxes and is not currently under examination by any federal or state taxing authorities. The federal and California returns for tax years 2017 through 2022 remain open to examination.

The following table summarizes the changes in the amount of the unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Balance at the beginning of the year	$358	$104
Increase related to current year positions	222	254
Increase related to prior year positions	4	—
Decrease related to prior year positions	(373)	—
Balance at the end of the year	$211	$358

Included in the balance of unrecognized tax benefits at December 31, 2022 is $0.2 million that if recognized would impact the Company’s income tax benefit and effective tax rate. The Company does not expect any significant increases or decreases in its unrecognized tax benefits within the next twelve months.

Tax Receivable Agreement

The Company is party to a TRA with the Continuing LLC Owners (Note 2). As of December 31, 2022, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interests or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits (Note 12).

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(30,588)	$(8,331)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	23,817	19,534
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(1.28)	$(0.43)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings:

	Year Ended December 31,
	2022	2021
Paired Interests	24,116,444	29,290,391
Stock options	3,788,586	2,300,819
Non-corresponding Class A Units	1,387,471	1,545,522
Restricted stock units	665,500	596,500
Warrants	76,336	—
Restricted stock awards	67,389	113,173
Shares issuable pursuant to the ESPP	65,586	—
	30,167,312	33,846,405

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the year ended December 31, 2022. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

16. Subsequent Events

Celltrion License and Supply Agreement

In January 2023, the Company entered into a License and Supply Agreement (“Celltrion Agreement”) with Celltrion, Inc. (“Celltrion”). Under the Celltrion Agreement, Celltrion grants the Company an exclusive, worldwide, royalty-free license to certain intellectual property to make, use, sell, offer for sale, import and otherwise exploit RT-111 and to use certain information to support the manufacture, development and commercialization of RT-111. Celltrion will provide, and Rani will purchase, supply of ustekinumab biosimilar at supply prices set forth in the Celltrion Agreement. Under the Celltrion Agreement, the Company has sole right to manufacture, develop and commercialize RT-111 worldwide, subject to an exclusive right of first negotiation (“ROFN”) granted to Celltrion. Following delivery to Celltrion of a data package consisting of data related to topline results from a Phase 1 clinical trial of RT-111 that meets its primary endpoint(s), Celltrion will have a certain period to exercise its ROFN. If Celltrion timely exercises the ROFN, then Celltrion will have an exclusive period to negotiate in good faith a definitive agreement with the Company for rights to clinically develop and commercialize RT-111 in territories selected by Celltrion. In the event Celltrion does not timely exercise the ROFN or Celltrion notifies us that it does not intend to exercise the ROFN or, after timely exercising the ROFN, notifies us that Celltrion withdraws its exercise of the ROFN, or the parties fail to enter into a definitive agreement for the development and commercialization of RT-111 within the exclusive negotiation period, then the ROFN will terminate and we will have no further obligations under the Celltrion Agreement related to a ROFN.

The Celltrion Agreement allocates rights between the parties with respect to inventions generated in performance of the agreement for the manufacture, development and commercialization of RT-111. Celltrion will own intellectual property generated in the program solely related to its ustekinumab biosimilar. The Company will own all other intellectual property generated in the program, and the Company grants Celltrion an exclusive, worldwide license under such intellectual property solely for use with its ustekinumab biosimilar. The Company will own all data related to the research, development, manufacture, regulatory activities and commercialization of RT-111 conducted by the Company. The Company has a right to terminate the agreement for convenience subject to certain notice periods. Celltrion has a right to terminate the agreement if the Company does not achieve certain development milestones, and each party has certain rights to terminate for material breach or safety concerns regarding the ustekinumab biosimilar or RT-111.

The Failure of Silicon Valley Bank

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. At the time of the closure, the Company held limited assets in deposit and money market accounts with SVB. Because a substantial majority of the Company's cash, cash equivalents and marketable securities were not maintained at SVB and in light of actions taken by the federal government to fully protect deposit accounts, the closure of SVB has had no material impact on the Company's operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item and not set forth below is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2022.

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at https://www.ranitherapeutics.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

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

The information required by Item 201(d) of Regulation S-K will be set forth in the section titled “Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons and Indemnification” and “—Independence of The Board of Directors” in our Proxy Statement.

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

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 10, 2022).
10.1

Tax Receivable Agreement, effective as of August 3, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022).

10.2

Class B Unit Exchange Agreement, effective as of August 3, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 10, 2022).

10.3

Registration Rights Agreement, effective as of August 3, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 10, 2022).

10.4

Fifth Amended and Restated Limited Liability Company Agreement of Rani Therapeutics, LLC, effective as of August 3, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 10, 2022).

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

10.8+

Forms of Agreement under the Rani Therapeutics Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 10, 2022).

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

10.14+

Amendment No. 1 to Service Agreement, dated March 21, 2022, by and between Rani Therapeutics, LLC and InCube Labs, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 10, 2022).

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

10.19+	Amended and Restated Employment Agreement, dated August 31, 2022, by and between Rani Therapeutics, LLC and Talat Imran.
10.20+	Amended and Restated Employment Agreement, dated August 31, 2022, by and between Rani Therapeutics, LLC and Mir Hashim.
10.21+	Amended and Restated Employment Agreement, dated August 31, 2022, by and between Rani Therapeutics, LLC and Svai Sanford.
10.22

Employment Agreement, dated April 12, 2022, by and between Rani Therapeutics, LLC and Eric Groen (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 11, 2022).

10.23

Loan and Security Agreement, dated August 8, 2022, by and among the Registrant, its subsidiaries Rani Therapeutics, LLC and Rani Management Services, Inc., and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 10, 2022).

10.24

Supplement to the Loan and Security Agreement, dated August 8, 2022, by and among the Registrant, its subsidiaries Rani Therapeutics, LLC and Rani Management Services, Inc., and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 10, 2022).

10.25

Form of Warrant to purchase shares of Class A common stock of Registrant, issued to Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 10, 2022).

10.26

Controlled EquitySM Sales Agreement, dated August 24, 2022, by and among Rani Therapeutics Holdings, Inc., and Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2022).

10.27*x	License and Supply Agreement by and between Rani Therapeutics, LLC and Celltrion, Inc. dated January 6, 2023.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

x Portions of this exhibit have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted material is of the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rani Therapeutics Holdings, Inc.

Date: March 22, 2023	By:	/s/ Talat Imran
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

Signature	Title	Date

/s/ Talat Imran	Chief Executive Officer and Director	March 22, 2023
Talat Imran	(Principal Executive Officer)

/s/ Svai Sanford	Chief Financial Officer	March 22, 2023
Svai Sanford	(Principal Financial and Accounting Officer)

/s/ Mir Imran	Chairman of the Board	March 22, 2023
Mir Imran

/s/ Dennis Ausiello	Director	March 22, 2023
Dennis Ausiello

/s/ Lyn Baranowski	Director	March 22, 2023
Lyn Baranowski

/s/ Jean-Luc Butel	Director	March 22, 2023
Jean-Luc Butel

/s/ Laureen DeBuono	Director	March 22, 2023
Laureen DeBuono

/s/ Andrew Farquharson	Director	March 22, 2023
Andrew Farquharson

/s/ Maulik Nanavaty	Director	March 22, 2023
Maulik Nanavaty

/s/ Lisa Rometty	Director	March 22, 2023
Lisa Rometty