Form 10-Q
period 2023-03-31
Rani Therapeutics Holdings, Inc.
filed 2023-05-10
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 25,376,236 shares of Class A common stock, $0.0001 par value per share, outstanding, 24,116,444 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,387,471 shares of the registrant’s Class A common stock.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2023. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,984	$27,007
Restricted cash equivalents	500	500
Marketable securities	67,803	71,475
Prepaid expenses and other current assets	1,751	1,942
Total current assets	89,038	100,924
Property and equipment, net	5,985	6,038
Operating lease right-of-use asset	1,423	1,065
Total assets	$96,446	$108,027
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,511	$1,460
Accrued expenses and other current liabilities	2,716	2,349
Operating lease liability, current portion	923	1,006
Total current liabilities	5,150	4,815
Operating lease liability, less current portion	500	59
Long-term debt	29,207	29,149
Total liabilities	34,857	34,023
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 25,376 and 25,295 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 24,116 issued and outstanding as of March 31, 2023 and December 31, 2022	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	78,018	75,842
Accumulated other comprehensive loss	(10)	(73)
Accumulated deficit	(47,291)	(38,919)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	30,722	36,855
Non-controlling interest	30,867	37,149
Total stockholders' equity	61,589	74,004
Total liabilities and stockholders' equity	$96,446	$108,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$9,712	$7,591
General and administrative	6,804	6,189
Total operating expenses	$16,516	$13,780
Loss from operations	(16,516)	(13,780)
Other income (expense), net
Interest income and other, net	891	15
Interest expense and other, net	(1,207)	—
Loss before income taxes	(16,832)	(13,765)
Income tax expense	—	(63)
Net loss	$(16,832)	$(13,828)
Net loss attributable to non-controlling interest	(8,460)	(7,605)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(8,372)	$(6,223)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.33)	$(0.29)
Weighted-average Class A common shares outstanding—basic and diluted	25,240	21,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(16,832)	$(13,828)
Other comprehensive loss
Net unrealized gain on marketable securities	126	—
Comprehensive loss	$(16,706)	$(13,828)
Comprehensive loss attributable to non-controlling interest	(8,397)	(7,605)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(8,309)	$(6,223)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2022	25,295	$3	24,116	$2	$75,842	$(73)	$(38,919)	$37,149	$74,004
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	81	—	—	—	(124)	—	—	—	(124)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	98	—	—	(98)	—
Stock-based compensation	—	—	—	—	2,202	—	—	2,213	4,415
Net loss	—	—	—	—	—	—	(8,372)	(8,460)	(16,832)
Other comprehensive loss	—	—	—	—	—	63	—	63	126
Balance at March 31, 2023	25,376	$3	24,116	$2	$78,018	$(10)	$(47,291)	$30,867	$61,589

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2021	19,712	$2	29,290	$3	$55,737	$(8,331)	$74,156	$121,567
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	4,675	—	(4,517)	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	10,928	—	(10,928)	—
Stock-based compensation	—	—	—	—	1,268	—	1,637	2,905
Net loss	—	—	—	—	—	(6,223)	(7,605)	(13,828)
Balance at March 31, 2022	24,387	$2	24,773	$3	$67,933	$(14,554)	$57,260	$110,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(16,832)	$(13,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,415	2,905
Depreciation and amortization	188	111
Non-cash operating lease expense	260	157
Amortization of debt discount and issuance costs	58	—
Net accretion and amortization of investments in marketable securities	(699)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	316	721
Accounts payable	76	78
Accrued expenses and other current liabilities	323	653
Operating lease liabilities	(259)	(157)
Net cash used in operating activities	(12,154)	(9,360)
Cash flows from investing activities
Purchases of marketable securities	(18,629)	—
Proceeds from maturities of marketable securities	23,000	—
Purchases of property and equipment	(248)	(254)
Net cash provided by (used in) investing activities	4,123	(254)
Cash flows from financing activities
Proceeds from employee stock purchase plan	132	—
Tax withholdings paid on behalf of employees for net share settlement	(124)	—
Net cash provided by financing activities	8	—
Net decrease in cash, cash equivalents and restricted cash equivalents	(8,023)	(9,614)
Cash, cash equivalents and restricted cash equivalents, beginning of period	27,507	117,453
Cash, cash equivalents and restricted cash equivalents, end of period	$19,484	$107,839
Supplemental disclosures of non-cash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$85	$135
Right-of-use assets obtained in exchange for new operating lease liabilities	$578	$—
Interest income receivable included in prepaid expenses	$125	$—
Exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	$—	$73,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Notes to THE UNAUDITED CONDENSED Consolidated Financial Statements

1. Organization and Nature of Business

Description of Business

Rani Therapeutics Holdings, Inc. (“Rani Holdings”) was formed as a Delaware corporation in April 2021 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, and to facilitate certain organizational transactions and to operate the business of Rani Therapeutics, LLC (“Rani LLC”) and its consolidated subsidiary, Rani Management Services, Inc. (“RMS”). Rani Holdings and its consolidated subsidiaries, Rani LLC and RMS (prior to December 15, 2022), are collectively referred to herein as “Rani” or the “Company.” RMS was dissolved on December 15, 2022.

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

Organizational Transactions

In connection with the IPO, the Company was party to the following organizational transactions (the “Organizational Transactions”):

•
Amended and restated Rani LLC’s operating agreement (the “Rani LLC Agreement”) to appoint the Company as the sole managing member of Rani LLC and effectuated an exchange of all outstanding (i) convertible preferred units, automatic or net exercised warrants to purchase preferred units and common units, and common units of Rani LLC, into economic nonvoting Class A units (“Class A Units”) and an equal number of voting noneconomic Class B units (“Class B Units”) and (ii) all non-vested incentive units (“Profits Interests”) into Class A Units. In connection with the closing of the IPO, each LLC interest was exchanged 1 for 0.5282 as determined and predicated on the initial public offering price of the Company’s Class A common stock;
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
•
Entered into a Registration Rights Agreement with certain of the Continuing LLC Owners.

The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of March 31, 2023, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,387,471 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $16.8 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of $47.3 million and for the three months ended March 31, 2023 had negative cash flows from operations of $12.2 million. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues to develop the RaniPill capsule. The

Company expects that its cash, cash equivalents and marketable securities of $86.8 million as of March 31, 2023 will be sufficient to fund its operations through at least twelve months from the date the condensed consolidated financial statements are issued. The Company expects to finance its future operations with its existing cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, such as “at the market offerings ” as defined in Rule 415(a)(4) under the Securities Act, collaboration or licensing agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders and holders of interests in the Company. The Company will not generate any revenue from product sales unless, and until, it successfully completes clinical development and obtains regulatory approval of its product candidates. If the Company obtains regulatory approval for the RaniPill capsule, it expects to incur significant expenses related to developing its internal commercialization capability to support manufacturing, product sales, marketing, and distribution.

The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the market interest of the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. Current global economic conditions or other factors could also adversely impact the Company’s ability to access capital when and as needed.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company operates and controls all of the business and affairs of Rani LLC and, through Rani LLC conducts its business. Because the Company manages and operates the business and controls the strategic decisions and day-to-day operations of Rani LLC and also has a substantial financial interest in Rani LLC, the Company consolidates the financial results of Rani LLC, and a portion of its net loss is allocated to the non-controlling interests in Rani LLC held by the Continuing LLC Owners. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.

The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the 2022 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on its historical experience and also on assumptions that we believe are reasonable; however, actual results may differ materially and adversely from these estimates.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2022. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.

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

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
End of Period:
Cash and cash equivalents	$18,984	$107,839
Restricted cash equivalents	500	—
Total cash, cash equivalents and restricted cash equivalents	$19,484	$107,839

Marketable Securities

The Company regularly reviews its investments for declines in fair value below their amortized cost basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. The Company's review includes the creditworthiness of the security issuers, the severity of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of its amortized cost bases. When the Company determines that a portion of the unrealized loss is due to an expected credit loss, the Company recognizes the loss amount in Other income (expense), net, with a corresponding allowance against the carrying value of the security the Company holds. The portion of the unrealized loss related to factors other than credit losses is recognized in Accumulated other comprehensive loss. The Company has made an accounting policy election to not measure an allowance for credit loss for accrued interest receivables and will recognize a credit loss for accrued interest receivables when the loss becomes probable and estimable. As of March 31, 2023, interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet totaled $0.1 million.

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

As of March 31, 2023 and 2022, the carrying values of current assets and liabilities approximates fair value due to their short-term nature, respectively. The fair value of the Company’s long-term debt approximated its carrying value based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgement exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value of the instrument.

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

A liability for the payable to parties subject to the TRA, and a reduction to stockholders’ equity, is accrued when (i) an exchange of a Paired Interest or non-corresponding Class A Units of Rani LLC has occurred and (ii) when it is deemed probable that the Tax Attributes associated with the exchange will be used to reduce the Company’s taxable income based on the contractual percentage of the benefit of Tax Attributes that the Company expects to receive over a period of time (Note 12).

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

In August 2021, based on the Organizational Transactions, Rani Holdings became the sole managing member of Rani LLC. As of March 31, 2023, Rani Holdings held approximately 50% of the Class A Units of Rani LLC, and approximately 50% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, the Company reports NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on its condensed consolidated balance sheet as of March 31, 2023. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and comprehensive loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to March 31, 2023, there were 5,173,947 exchanges of Paired Interests and 158,051 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of the Company's Class A common stock.

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarizes the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$15,459	$—	$—	$15,459
Total cash equivalents	15,459	—	—	15,459
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	15,959	—	—	15,959
Marketable securities:
U.S. Treasuries and agencies	41,511	—	(12)	41,499
Commercial paper	19,353	—	—	19,353
Corporate debt securities	6,962	—	(11)	6,951
Total marketable securities	67,826	—	(23)	67,803
Total cash equivalents, restricted cash equivalents and marketable securities	$83,785	$—	$(23)	$83,762

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$25,313	$—	$—	$25,313
Total cash equivalents	25,313	—	—	25,313
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	25,813	—	—	25,813
Marketable securities:
U.S. Treasuries and agencies	36,563	—	(107)	36,456
Commercial paper	26,631	—	—	26,631
Corporate debt securities	6,939	—	(39)	6,900
International government	1,491	—	(3)	1,488
Total marketable securities	71,624	—	(149)	71,475
Total cash equivalents, restricted cash equivalents and marketable securities	$97,437	$—	$(149)	$97,288

As of March 31, 2023, all marketable securities held have maturity dates within one year or less. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of March 31, 2023, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at March 31, 2023.

4. Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,459	$—	$—	$15,459
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	41,499	—	—	41,499
Commercial paper	—	19,353	—	19,353
Corporate debt securities	—	6,951	—	6,951
Total assets	$57,458	$26,304	$—	$83,762

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,313	$—	$—	$25,313
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	36,456	—	—	36,456
Commercial paper	—	26,631	—	26,631
Corporate debt securities	—	6,900	—	6,900
International government	—	1,488	—	1,488
Total assets	$62,269	$35,019	$—	$97,288

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Payroll and related	$1,558	$394
Accrued preclinical and clinical trial costs	427	1,130
Accrued interest	177	69
Accrued professional fees	155	165
Related party payable	39	53
Other	360	538
Total accrued expenses and other current liabilities	$2,716	$2,349

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$310	$239
General and administrative	72	63
Total	$382	$302

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

As of March 31, 2023, all of the Company's facilities are owned or leased by an entity affiliated with the Company’s Chairman (Note 7). The Company pays for the use of these facilities through its services agreements with ICL.

Exclusive License, Intellectual Property and Common Unit Purchase Agreement

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

Tax Receivable Agreement

Certain parties to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests (Note 2). During the three months ended March 31, 2023 and 2022, these parties to the TRA exchanged zero and 2,309,490 Paired Interests, respectively, that resulted in tax benefits subject to the TRA (Note 12).

Registration Rights Agreement

In connection with the IPO, the Company entered into a Registration Rights Agreement. ICL and its affiliates are parties to this agreement. The Registration Rights Agreement provides certain registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, ICL and its affiliates can require the Company to register under the Securities Act of 1933, as amended (the “Securities Act”) shares of Class A common stock issuable to ICL and its affiliates upon, at the Company’s election, redemption or exchange of their Paired Interests. The Registration Rights Agreement also provides for piggyback registration rights. In March 2022, certain holders of the Company's Class A common stock considered to be related parties were made parties to the Registration Rights Agreement. As a result of certain stockholders exercising their registration rights under the Registration Rights Agreement, in December 2022, the Company filed a registration statement on Form S-3 to register 6,009,542 shares of Class A common stock of the Company held by certain of its stockholders.

Rani LLC Agreement

The Company operates its business through Rani LLC. In connection with the IPO, the Company and the Continuing LLC Owners, including ICL and its affiliates, entered into the Rani LLC Agreement. The governance of Rani LLC, and the rights and obligations of the holders of LLC Interests, are set forth in the Rani LLC Agreement. As Continuing LLC Owners, ICL and its affiliates are entitled to exchange, subject to the terms of the Rani LLC Agreement, Paired Interests for Class A common stock of the Company; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed.

During the three months ended March 31, 2023 and 2022, certain parties to the Rani LLC Agreement exchanged zero and 2,309,490 Paired Interests, respectively, for an equal number of shares of the Company's Class A common stock.

7. Leases

The Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. In January 2023, the Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period through 2024. The Company accounted for the renewal option as a lease modification that did not result in a separate contract and recognized the additional right-of-use asset and corresponding lease liabilities associated with the Rani LLC-ICL Service Agreement in its condensed consolidated balance sheet as of March 31, 2023.

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, with the potential for one additional annual renewal, subject to approval by the landlord upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. In July 2022, the Company accounted for the lease extension as a lease modification that did not result in a separate contract and recognized the right-of-use asset and lease liabilities associated with the Rani LLC-ICL Service Agreement in its condensed consolidated balance sheet. As of March 31, 2023, the second renewal option for the facility in Milpitas, California was not deemed reasonably certain to be exercised.

The Company's leases are accounted for as operating leases and require certain fixed payments of real estate taxes and insurance in addition to future minimum lease payments, and certain variable payments of common area maintenance costs and building utilities. Variable lease payments are expensed in the period in which the obligation for those payments is incurred. These variable lease costs are payments that vary in amount beyond the commencement date, for reasons other than passage of time. Short-term lease expense for Occupancy Services in San Antonio, Texas under the Rani LLC-ICL Service Agreement, and variable lease payments are excluded in the total operating lease expense and immaterial for the periods presented.

The weighted average remaining lease term and weighted average discount rate related to the Company's right-of-use assets and operating lease liabilities for its operating leases were as follows:

	March 31,
	2023	2022
Weighted-average remaining lease term	1.6 years	1.8 years
Weighted-average discount rate	10.4%	5.0%

As of March 31, 2023, the Company expects that its future minimum operating lease payments will become due and payable as follows (in thousands):

Year ending December 31,
2023 (remaining nine months)	$785
2024	749
Total undiscounted future minimum lease payments	$1,534
Less: Imputed interest	(111)
Total operating lease liability	$1,423
Less: Operating lease liability, current portion	923
Operating lease liability, less current portion	$500

8. Warrants

In August 2022, in conjunction with a loan and security agreement (Note 11), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. As of March 31, 2023, there were 76,336 warrants outstanding.

The warrants were determined to be equity classified Level 3 securities with a fair value totaling $0.5 million, estimated on the date of issuance using the Black-Scholes valuation model which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. Such assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

9. Stockholders’ Equity

For the three months ended March 31, 2023 and 2022, certain of the Continuing LLC Owners executed an exchange of zero and 4,517,105 Paired Interests, respectively, and zero and 158,051 non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently cancelled and retired pursuant to the terms of the Rani LLC Agreement.

In August 2022, the Company entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of March 31, 2023, the Company has no sales under the Sales Agreement. In connection with the Sales Agreement, the Company recognized deferred offering costs totaling $0.3 million as a component of prepaid expenses and other current assets in the condensed consolidated balance sheet as of March 31, 2023 which will be offset against proceeds upon a sale under the Sales Agreement within the condensed consolidated statement of changes in stockholders’ equity.

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

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners (Note 2). As of March 31, 2023, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $22.9 million at March 31, 2023.

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

11. Long-Term Debt

In August 2022, the Company entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans (“Tranche 2”) is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. In exchange for access to this facility, the Company agreed to issue warrants exercisable into 76,336 shares of the Company's Class A common stock, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79 (Note 8).

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024 extendable to March 2025 under certain conditions. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans includes customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At March 31, 2023, the effective interest rate on the Loans was 14.78% and there were no events of default during the three months ended March 31, 2023. The Company is also subject to certain covenants. As of March 31, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of March 31, 2023, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2023 (remaining nine months)	$—
2024	5,000
2025	15,000
2026	10,000
Total principal payments	$30,000
Less: amount representing debt discount	(793)
Total long-term debt	$29,207

12. Income Taxes

The Company’s effective income tax rate was zero and (0.10)% for the three months ended March 31, 2023 and 2022, respectively. As a result of the exchanges from the date of the Organizational Transactions to March 31, 2023, the Company recorded a $18.7 million deferred tax asset related to income tax benefit associated with the basis of the net assets of Rani LLC. Because of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not more-likely-than-not to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets.

There were no material changes to uncertain tax positions for the three months ended March 31, 2023 and 2022, and the Company does not anticipate material changes within the next twelve months.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(8,372)	$(6,223)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	25,240	21,409
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.33)	$(0.29)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	Three Months Ended March 31,
	2023	2022
Paired Interests	24,116	24,773
Stock options	5,709	3,376
Restricted stock units	1,855	997
Non-corresponding Class A Units	1,387	1,387
Warrants	76	—
Shares issuable pursuant to the ESPP	66	—
Restricted stock awards	59	96
	33,268	30,629

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the three months ended March 31, 2023. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Holdings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management's discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission ("SEC"). Some of the information contained in this discussion and analysis or set forth elsewhere in this document, includes forward looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Please also see the section titled “Forward Looking Statements.”

The following discussion contains references to calendar year 2022 and the three months ended March 31, 2023 and 2022, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC and, prior to December 15, 2022, Rani Management Systems, Inc., for the year ended December 31, 2022 and the three months ended March 31, 2023 and 2022, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiaries.

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

As is common with biotechnology companies, we rely on third-party suppliers for the supply of raw materials and active pharmaceutical ingredients ("APIs") and drug substances required for the production of our product candidates. In addition, we work with third parties to manufacture and develop biologics and drugs for inclusion in the current RaniPill capsule and RaniPill HC. Design work, prototyping and pilot manufacturing are performed in house, and we have utilized third-party engineering firms to assist with the design of manufacturing lines that support our supply of the current RaniPill capsule and RaniPill HC. Certain of our suppliers of components and materials are single source suppliers. We believe our vertically integrated manufacturing strategy will offer significant advantages, including rapid product iteration, control over our product quality and the ability to rapidly scale our manufacturing capacity. This capability also allows us to develop future generations of products while maintaining the confidentiality of our intellectual property. Our vertically integrated manufacturing strategy will result in material future capital outlays and fixed costs related to constructing and operating a manufacturing facility. We have invested and plan to continue to invest in automated manufacturing production lines for the current RaniPill capsule and RaniPill HC. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those projects related to our assets determined to not have an alternative future use have been expensed as research and development costs.

Clinical Update

Regulatory

In January 2023, we announced completion of a pre-Investigational New Drug (“IND") meeting with the U.S. Food and Drug Administration (“FDA”) with respect to RT-102, our RaniPill capsule containing parathyroid hormone (1-34) being developed for the potential treatment of osteoporosis. Following feedback from the meeting, we believe that a 505(b)(2) pathway is suitable for the development of RT-102 in the United States. In addition, we obtained guidance from the FDA on our preclinical and clinical development plans for RT-102, including the Phase 2 clinical trial which is expected to initiate in the second half of 2023.

RT-111

In January 2023, we announced entering into a License and Supply Agreement with Celltrion, Inc. (“Celltrion”) under which we receive a license and supply of Celltrion’s ustekinumab biosimilar for development and commercialization of RT-111 worldwide, subject to a right of first negotiation for Celltrion following completion of a Phase 1 clinical trial that meets its primary endpoint(s) (the “Celltrion Agreement”). RT-111 is the RaniPill capsule containing an ustekinumab biosimlar.

Financial Update

In August 2022, we entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. The Loan Agreement also contains various covenants and restrictive provisions. As of March 31, 2023, we were in compliance with all applicable debt covenants under the Loan Agreement and had cash, cash equivalents and marketable securities totaling $86.8 million.

In addition, in August 2022, we entered into a Controlled EquitySM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively, the “Agents”), pursuant to which we may offer and sell from time to time through the Agents up to $150 million of shares of our Class A common stock, in such share amounts as we may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement (“ATM Sales”). As of March 31, 2023, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales.

Organizational Transactions

The Company was incorporated in April 2021 and formed for the purpose of facilitating an IPO of its Class A common stock, and to facilitate certain organizational transactions (“Organizational Transactions”) and to operate the business of Rani Therapeutics, LLC (“Rani LLC”) and its consolidated subsidiary at such time, Rani Management Services, Inc. (“RMS”). In connection with the IPO, we established a holding company structure with the Company as the holding company and its principal asset being the Class A common units (“Class A Units”) of Rani LLC that it owns. As the sole managing member of Rani LLC, the Company operates and controls all of Rani LLC’s operations, and through Rani LLC, conducts all of Rani LLC’s business and the financial results of Rani LLC and RMS (prior to December 15, 2022) are included in the consolidated financial statements of the Company. RMS was dissolved as of December 15, 2022.

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
•
expenses associated with preclinical studies performed by third parties; and
•
expenses associated with consulting, advisors, and other external services.

Internal expenses, consisting of:

•
expenses including salaries, bonuses, stock-based compensation and benefits for personnel engaged in the research and development functions;
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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, stock-based compensation, and benefits) for personnel in executive, finance, accounting, legal, corporate and business development, and other administrative functions. General and administrative expenses also include legal fees relating to corporate matters, professional fees paid for accounting, auditing, consulting, tax, and administrative consulting services, insurance costs, travel, and facilities, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

In August 2021, based on the Organizational Transactions, the Company became the sole managing member of Rani LLC. As of March 31, 2023, the Company held approximately 50% of the Class A Units of Rani LLC, and approximately 50% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, we report NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on our condensed consolidated balance sheet as of March 31, 2023. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to March 31, 2023, there were 5,173,947 exchanges of Paired Interests and 158,051 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of our Class A common stock.

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

Relationship with InCube Labs, LLC

Services Agreements

In June 2021, Rani LLC entered into a service agreement with InCube Labs, LLC (“ICL”) effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, with the potential for one additional annual renewal, subject to approval by the landlord upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively.

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

The table below details the amounts charged by ICL for services and rent, net of the amount charged to ICL under the RMS-ICL Service Agreement, which is included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$310	$239
General and administrative	72	63
Total	$382	$302

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

As of March 31, 2023, all of our facilities are owned or leased by an entity affiliated with our Chairman. Rani LLC pays for the use of these facilities through our services agreements with ICL.

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

Tax Receivable Agreement

ICL is party to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions. The TRA provides that we pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During the three months ended March 31, 2023 and 2022, these parties to the TRA exchanged zero and 2,309,490 Paired Interests, respectively, that resulted in tax benefits subject to the TRA.

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

During the three months ended March 31, 2023 and 2022, these parties to the Rani LLC Agreement exchanged zero and 2,309,490 Paired Interests, respectively, for the Company's Class A common stock.

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

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses
Research and development	$9,712	$7,591	27.9%
General and administrative	6,804	6,189	9.9%
Total operating expenses	$16,516	$13,780	19.9%
Loss from operations	(16,516)	(13,780)	19.9%
Other income (expense), net
Interest income and other, net	891	15	*
Interest expense and other, net	(1,207)	—	*
Loss before income taxes	(16,832)	(13,765)	22.3%
Income tax expense	—	(63)	*
Net loss	$(16,832)	$(13,828)	21.7%
Net loss attributable to non-controlling interest	(8,460)	(7,605)	11.2%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(8,372)	$(6,223)	34.5%

* Not meaningful

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Payroll, stock-based compensation and related benefits	$7,372	$5,423
Facilities, materials and supplies	1,448	1,060
Third-party services	857	970
Other	35	138
Total	$9,712	$7,591

Research and development expenses were $9.7 million for the three months ended March 31, 2023, compared to $7.6 million for the three months ended March 31, 2022. The difference was primarily attributed to higher compensation costs of $1.9 million, which includes an increase of $0.4 million in stock-based compensation, due to headcount growth, and an increase of $0.4 million in facilities, materials and supplies expense related to preclinical and clinical development activities.

General and Administrative Expenses

General and administrative expenses were $6.8 million for the three months ended March 31, 2023, compared to $6.2 million for the three months ended March 31, 2022. The difference was primarily attributed to an increase in stock-based compensation of $1.1 million due to headcount growth, partially offset by a decrease in third-party services of $0.5 million due to non-recurring public company related costs.

Other Income (Expense), Net

Other expense, net, was $0.2 million for the three months ended March 31, 2023, compared to other income, net, which was de minimis for the three months ended March 31, 2022. The difference was primarily attributed to an increase in interest income of $0.9 million from our investment in marketable securities offset by an increase in interest expense of $1.2 million from our long-term debt.

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

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for Loans in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. The Loan Agreement also contains various covenants and restrictive provisions. As of March 31, 2023, we were in compliance with all applicable debt covenants under the Loan Agreement and had cash, cash equivalents and marketable securities totaling $86.8 million.

In August 2022, we entered into the Sales Agreement with the Agents, pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of our Class A common stock in ATM Sales. As of March 31, 2023, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales.

Since our inception, we have incurred significant losses and negative cash flows from operations. Our net losses were $16.8 million and $13.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $47.3 million. We expect to continue to incur significant losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Until such time as we can generate sufficient revenue from commercial product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings, which may include ATM Sales, or other capital sources, which may include strategic collaborations or other arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

As of March 31, 2023, we have not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $22.9 million at March 31, 2023.

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
•
the willingness of the FDA, or other regulatory authorities to accept data from our clinical trials, as well as data from our completed and planned clinical trials and preclinical studies and other work, as the basis for review and approval of our product candidates or collaborator drugs or biologics paired with the RaniPill GO capsule and/or RaniPill HC for various indications;
•
the outcome, costs, and timing of seeking and obtaining FDA and any other regulatory approvals;
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

•
security breaches, data losses or other disruptions affecting our information systems; and
•
the economic and other terms, timing of and success of any collaboration, licensing, or other arrangements which we may enter in the future.

If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us. If we raise funds through collaborations, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or delay investments in our manufacturing scale-up and automation. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets globally.

The following table summarizes our cash, cash equivalents and marketable securities:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$18,984	$27,007
Marketable securities	67,803	71,475
Total cash, cash equivalents and marketable securities	$86,787	$98,482

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $86.8 million, compared to $98.5 million as of December 31, 2022. We believe our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating requirements for at least the next twelve months following the date of issuance of these condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(12,154)	$(9,360)
Net cash provided by (used in) investing activities	4,123	(254)
Net cash provided by financing activities	8	—
Net decrease in cash, cash equivalents and restricted cash equivalents	$(8,023)	$(9,614)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $12.2 million, which was primarily attributable to a net loss of $16.8 million, partially offset by stock-based compensation expense of $4.4 million, net accretion and amortization of investments in marketable securities of $0.7 million, and non-cash depreciation and amortization expense of $0.2 million. Additionally, there was an increase in accrued expenses and other current liabilities of $0.3 million and a decrease in prepaid expenses and other current assets of $0.3 million for the three months ended March 31, 2023.

Net cash used in operating activities for the three months ended March 31, 2022 was $9.4 million, which was primarily attributable to a net loss of $13.8 million, partially offset by stock-based compensation expense of $2.9 million. Additionally, there was an increase in accrued expenses and other current liabilities of $0.6 million and a decrease of $0.7 million in prepaid expenses and other current assets due to amortization of director and officer liability insurance, as a result of becoming a publicly traded company.

Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities was $4.1 million consisting of $23.0 million in proceeds from maturities of marketable securities partially offset by $18.6 million and $0.3 million in purchases of marketable securities and property and equipment, respectively.

For the three months ended March 31, 2022, net cash used in investing activities was $0.3 million consisting solely of purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was de minimis.

For the three months ended March 31, 2022, there were no financing activities.

Contractual Obligations and Other Commitments

Except as discussed below, there have been no material changes to our contractual obligations and other commitments as of March 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K.

The following table summarizes our contractual obligations and commitments as of March 31, 2023 (in thousands):

	As of March 31, 2023
	Total	Short-term	Long-term
Operating leases (1)	$1,423	$923	$500
Debt obligations (2)	31,650	—	31,650
Total	$33,073	$923	$32,150

(1) Represents operating lease payments. See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

(2) Represents long-term debt principal maturities and final payment equal to 5.5% of aggregate amount funded, excluding interest. See Note 11 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

For further information on our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023.

Recently Adopted Accounting Standards

None.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1x

License and Supply Agreement by and between Rani Therapeutics, LLC and Celltrion, Inc. dated January 6, 2023 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2023).

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

Rani Therapeutics Holdings, Inc.

Date: May 10, 2023	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)