Form 10-Q
period 2023-06-30
Rani Therapeutics Holdings, Inc.
filed 2023-08-11
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 25,531,772 shares of Class A common stock, $0.0001 par value per share, outstanding, 24,116,444 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,376,851 shares of the registrant’s Class A common stock.

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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,552	$27,007
Marketable securities	67,054	71,475
Prepaid expenses and other current assets	1,768	2,442
Total current assets	76,374	100,924
Property and equipment, net	5,939	6,038
Operating lease right-of-use asset	1,194	1,065
Total assets	$83,507	$108,027
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,037	$1,460
Accrued expenses and other current liabilities	3,842	2,349
Operating lease liability, current portion	856	1,006
Total current liabilities	5,735	4,815
Operating lease liability, less current portion	338	59
Long-term debt	29,265	29,149
Total liabilities	35,338	34,023
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 25,517 and 25,295 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 24,116 issued and outstanding as of June 30, 2023 and December 31, 2022	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	80,746	75,842
Accumulated other comprehensive loss	(63)	(73)
Accumulated deficit	(56,594)	(38,919)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	24,094	36,855
Non-controlling interest	24,075	37,149
Total stockholders' equity	48,169	74,004
Total liabilities and stockholders' equity	$83,507	$108,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	11,086	9,528	$20,798	$17,118
General and administrative	7,208	6,319	14,012	12,509
Total operating expenses	$18,294	$15,847	$34,810	$29,627
Loss from operations	(18,294)	(15,847)	(34,810)	(29,627)
Other income (expense), net
Interest income and other, net	896	35	1,787	50
Interest expense and other, net	(1,266)	—	(2,473)	—
Loss before income taxes	(18,664)	(15,812)	(35,496)	(29,577)
Income tax expense	—	(154)	—	(217)
Net loss	$(18,664)	$(15,966)	$(35,496)	$(29,794)
Net loss attributable to non-controlling interest	(9,361)	(8,342)	(17,821)	(15,947)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(9,303)	$(7,624)	$(17,675)	$(13,847)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.37)	$(0.31)	$(0.70)	$(0.60)
Weighted-average Class A common shares outstanding—basic and diluted	25,345	24,371	25,293	22,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(18,664)	$(15,966)	$(35,496)	$(29,794)
Other comprehensive loss
Net unrealized (loss) gain on marketable securities	(107)	—	19	—
Comprehensive loss	$(18,771)	$(15,966)	$(35,477)	$(29,794)
Comprehensive loss attributable to non-controlling interest	(9,415)	(8,342)	(17,811)	(15,947)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(9,356)	$(7,624)	$(17,666)	$(13,847)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2022	25,295	$3	24,116	$2	$75,842	$(73)	$(38,919)	$37,149	$74,004
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	81	—	—	—	(124)	—	—	—	(124)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	98	—	—	(98)	—
Stock-based compensation	—	—	—	—	2,202	—	—	2,213	4,415
Net loss	—	—	—	—	—	—	(8,372)	(8,460)	(16,832)
Other comprehensive loss	—	—	—	—	—	63	—	63	126
Balance at March 31, 2023	25,376	$3	24,116	$2	$78,018	$(10)	$(47,291)	$30,867	$61,589
Issuance of common stock under employee stock purchase plan	63	—	—	—	219	—	—	—	219
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	78	—	—	—	(9)	—	—	—	(9)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(54)	—	—	54	—
Equity-based compensation	—	—	—	—	2,572	—	—	2,569	5,141
Net loss	—	—	—	—	—	—	(9,303)	(9,361)	(18,664)
Other comprehensive loss	—	—	—	—	—	(53)	—	(54)	(107)
Balance at June 30, 2023	25,517	$3	24,116	$2	$80,746	$(63)	$(56,594)	$24,075	$48,169

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2021	19,712	$2	29,290	$3	$55,737	$(8,331)	$74,156	$121,567
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	4,675	—	(4,517)	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	10,928	—	(10,928)	—
Equity-based compensation	—	—	—	—	1,268	—	1,637	2,905
Net loss	—	—	—	—	—	(6,223)	(7,605)	(13,828)
Balance at March 31, 2022	24,387	$2	24,773	$3	$67,933	$(14,554)	$57,260	$110,644
Forfeiture of restricted stock awards	(3)	—	—	—	(3)	—	(3)	(6)
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	110	—	(110)	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	126	—	(126)	—
Equity-based compensation	—	—	—	—	1,930	—	2,052	3,982
Net loss	—	—	—	—	—	(7,624)	(8,342)	(15,966)
Balance at June 30, 2022	24,494	$2	24,663	$3	$69,986	$(22,178)	$50,841	$98,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(35,496)	$(29,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,556	6,881
Depreciation and amortization	377	233
Non-cash operating lease expense	520	317
Amortization of debt discount and issuance costs	116	—
Net accretion and amortization of investments in marketable securities	(1,242)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	860	1,330
Accounts payable	(332)	209
Accrued expenses and other current liabilities	1,707	1,453
Operating lease liabilities	(521)	(317)
Net cash used in operating activities	(24,455)	(19,688)
Cash flows from investing activities
Purchases of marketable securities	(52,505)	—
Proceeds from maturities of marketable securities	58,000	—
Purchases of property and equipment	(583)	(633)
Net cash provided by (used in) investing activities	4,912	(633)
Cash flows from financing activities
Issuance of common stock under employee stock purchase plan	219	—
Proceeds from employee stock purchase plan	2	49
Tax withholdings paid on behalf of employees for net share settlement	(133)	—
Net cash provided by financing activities	88	49
Net decrease in cash, cash equivalents and restricted cash equivalents	(19,455)	(20,272)
Cash, cash equivalents and restricted cash equivalents, beginning of period	27,507	117,453
Cash, cash equivalents and restricted cash equivalents, end of period	$8,052	$97,181
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$578	$—
Interest income receivable included in prepaid expenses	$186	$—
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$38	$340
Exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	$—	$74,567

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
•
Entered into a Registration Rights Agreement with certain of the Continuing LLC Owners.

The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of June 30, 2023, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,387,471 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $35.5 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had an accumulated deficit of $56.6 million and for the six months ended June 30, 2023 had negative cash flows from operations of $24.5 million. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues to develop the RaniPill capsule. The Company expects that its cash, cash equivalents and marketable securities of $74.6 million as of June 30, 2023 will be sufficient to fund its operations through at least twelve months from the date the condensed consolidated financial statements are issued. The Company expects to finance its future operations with its existing cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, such as “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, collaboration or licensing agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders and holders of interests in the Company. The Company will not generate any revenue from product sales unless, and until, it successfully completes clinical development and obtains regulatory approval of its product candidates. If the Company obtains regulatory approval for the RaniPill capsule, it expects to incur significant expenses related to developing its internal commercialization capability to support manufacturing, product sales, marketing, and distribution.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior period amounts have been reclassified to be consistent with current period presentation.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2022. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2023.

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

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
End of Period:
Cash and cash equivalents	$7,552	$97,181
Restricted cash equivalents	500	—
Total cash, cash equivalents and restricted cash equivalents	$8,052	$97,181

Marketable Securities

The Company regularly reviews its investments for declines in fair value below their amortized cost basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. The Company's review includes the creditworthiness of the security issuers, the severity of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of its amortized cost bases. When the Company determines that a portion of the unrealized loss is due to an expected credit loss, the Company recognizes the loss amount in Other income (expense), net, with a corresponding allowance against the carrying value of the security the Company holds. The portion of the unrealized loss related to factors other than credit losses is recognized in Accumulated other comprehensive loss. The Company has made an accounting policy election to not measure an allowance for credit loss for accrued interest receivables and will recognize a credit loss for accrued interest receivables when the loss becomes probable and estimable. As of June 30, 2023, interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet totaled $0.2 million.

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

As of June 30, 2023 and 2022, the carrying values of current assets and liabilities approximates fair value due to their short-term nature, respectively. The fair value of the Company’s long-term debt approximated its carrying value based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).

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

Tax Receivable Agreement

In August 2021, in connection with the IPO and Organizational Transactions, the Company entered into a tax receivable agreement ("TRA") with certain of the Continuing LLC Owners. The TRA provides that the Company pay to such Continuing LLC Owners 85% of the amount of tax benefits, if any, it is deemed to realize (calculated using certain assumptions) as a result of (i) increases in the tax basis of assets of Rani LLC resulting from (a) any future redemptions or exchanges of Paired Interests or non-corresponding Class A Units of Rani LLC and (b) payments under the TRA and (ii) certain other benefits arising from payments under the TRA (collectively the “Tax Attributes”).

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

In August 2021, based on the Organizational Transactions, Rani Holdings became the sole managing member of Rani LLC. As of June 30, 2023, Rani Holdings held approximately 50% of the Class A Units of Rani LLC, and approximately 50% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, the Company reports NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on its condensed consolidated balance sheet as of June 30, 2023. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and comprehensive loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to June 30, 2023, there were 5,173,947 exchanges of Paired Interests and 158,051 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of the Company's Class A common stock.

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarizes the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$2,660	$—	$—	$2,660
U.S. Treasuries	3,992	1	—	3,993
Total cash equivalents	6,652	1	—	6,653
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	7,152	1	—	7,153
Marketable securities:
U.S. Treasuries and agencies	52,339	—	(95)	52,244
Commercial paper	6,934	—	(9)	6,925
Corporate debt securities	7,912	—	(27)	7,885
Total marketable securities	67,185	—	(131)	67,054
Total cash equivalents, restricted cash equivalents and marketable securities	$74,337	$1	$(131)	$74,207

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$25,313	$—	$—	$25,313
Total cash equivalents	25,313	—	—	25,313
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	25,813	—	—	25,813
Marketable securities:
U.S. Treasuries and agencies	36,563	—	(107)	36,456
Commercial paper	26,631	—	—	26,631
Corporate debt securities	6,939	—	(39)	6,900
International government	1,491	—	(3)	1,488
Total marketable securities	71,624	—	(149)	71,475
Total cash equivalents, restricted cash equivalents and marketable securities	$97,437	$—	$(149)	$97,288

As of June 30, 2023, all marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of June 30, 2023, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at June 30, 2023.

4. Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,660	$—	$—	$2,660
U.S. Treasuries	3,993	—	—	3,993
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	52,244	—	—	52,244
Commercial paper	—	6,925	—	6,925
Corporate debt securities	—	7,885	—	7,885
Total assets	$59,397	$14,810	$—	$74,207

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,313	$—	$—	$25,313
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	36,456	—	—	36,456
Commercial paper	—	26,631	—	26,631
Corporate debt securities	—	6,900	—	6,900
International government	—	1,488	—	1,488
Total assets	$62,269	$35,019	$—	$97,288

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Payroll and related	$2,391	$394
Accrued preclinical and clinical trial costs	554	1,130
Accrued interest	284	69
Accrued professional fees	82	165
Related party payable	—	53
Other	531	538
Total accrued expenses and other current liabilities	$3,842	$2,349

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$299	$286	$609	$526
General and administrative	61	53	133	116
Total	$360	$339	$742	$642

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

As of June 30, 2023, all of the Company's facilities are owned or leased by an entity affiliated with the Company’s Chairman (Note 7). The Company pays for the use of these facilities through its services agreements with ICL.

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

Tax Receivable Agreement

Certain parties to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests (Note 2). During the six months ended June 30, 2023 and 2022, these parties to the TRA exchanged zero and 2,309,490 Paired Interests, respectively, that resulted in tax benefits subject to the TRA (Note 12).

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

During the six months ended June 30, 2023 and 2022, certain parties to the Rani LLC Agreement exchanged zero and 2,309,490 Paired Interests, respectively, for an equal number of shares of the Company's Class A common stock.

7. Leases

The Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. In January 2023, the Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period through 2024. The Company accounted for the renewal option as a lease modification that did not result in a separate contract and recognized the additional right-of-use asset and corresponding lease liabilities associated with the Rani LLC-ICL Service Agreement in its condensed consolidated balance sheet as of June 30, 2023.

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, with the potential for one additional annual renewal, subject to approval by the landlord upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. In July 2022, the Company accounted for the lease extension as a lease modification that did not result in a separate contract and recognized the right-of-use asset and lease liabilities associated with the Rani LLC-ICL Service Agreement in its condensed consolidated balance sheet. As of June 30, 2023, the second renewal option for the facility in Milpitas, California was not deemed reasonably certain to be exercised.

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

The weighted average remaining lease term and weighted average discount rate related to the Company's right-of-use assets and operating lease liabilities for its operating leases were as follows:

	June 30,
	2023	2022
Weighted-average remaining lease term (in years)	1.3	1.5
Weighted-average discount rate	10.4%	5.0%

As of June 30, 2023, the Company expects that its future minimum operating lease payments will become due and payable as follows (in thousands):

Year ending December 31,
2023 (remaining six months)	$523
2024	749
Total undiscounted future minimum lease payments	$1,272
Less: Imputed interest	(78)
Total operating lease liability	$1,194
Less: Operating lease liability, current portion	856
Operating lease liability, less current portion	$338

8. Warrants

In August 2022, in conjunction with a loan and security agreement (Note 11), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. As of June 30, 2023, there were 76,336 warrants outstanding.

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

9. Stockholders’ Equity

For the six months ended June 30, 2023 and 2022, certain of the Continuing LLC Owners executed an exchange of zero and 4,626,639 Paired Interests, respectively, and zero and 158,051 non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently cancelled and retired pursuant to the terms of the Rani LLC Agreement.

In August 2022, the Company entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of June 30, 2023, the Company has no sales under the Sales Agreement. In connection with the Sales Agreement, the Company recognized deferred offering costs totaling $0.3 million as a component of prepaid expenses and other current assets in the condensed consolidated balance sheet as of June 30, 2023 which will be offset against proceeds upon a sale under the Sales Agreement within the condensed consolidated statement of changes in stockholders’ equity.

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

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners (Note 2). As of June 30, 2023, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $22.9 million at June 30, 2023.

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

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024 extendable to March 2025 under certain conditions. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans includes customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At June 30, 2023, the effective interest rate on the Loans was 15.34% and there were no events of default during the six months ended June 30, 2023. The Company is also subject to certain covenants. As of June 30, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of June 30, 2023, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2023 (remaining six months)	$—
2024	5,000
2025	15,000
2026	10,000
Total principal payments	$30,000
Less: amount representing debt discount	(735)
Total long-term debt	$29,265

12. Income Taxes

The Company’s effective income tax rate was zero and (0.51)% for the six months ended June 30, 2023 and 2022, respectively. As a result of the exchanges from the date of the Organizational Transactions to June 30, 2023, the Company recorded a $18.7 million deferred tax asset related to income tax benefit associated with the basis of the net assets of Rani LLC. Because of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not more-likely-than-not to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets.

There were no material changes to uncertain tax positions for the six months ended June 30, 2023 and 2022, and the Company does not anticipate material changes within the next twelve months.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(9,303)	$(7,624)	$(17,675)	$(13,847)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	25,345	24,371	25,293	22,930
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.37)	$(0.31)	$(0.70)	$(0.60)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of June 30,
	2023	2022
Paired Interests	24,116	24,664
Stock options	6,414	3,688
Restricted stock units	1,756	970
Non-corresponding Class A Units	1,387	1,387
Shares issuable pursuant to the ESPP	82	30
Warrants	76	—
Restricted stock awards	51	86
	33,882	30,825

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the six months ended June 30, 2023. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Holdings.

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

The following discussion contains references to calendar year 2022 and the six months ended June 30, 2023 and 2022, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC and, prior to December 15, 2022, Rani Management Systems, Inc., for the year ended December 31, 2022 and the six months ended June 30, 2023 and 2022, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiaries.

Overview

We are a clinical-stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics and drugs orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. We are advancing a portfolio of oral therapeutics using our proprietary delivery technology.

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

We do not have any products approved for sale, and we have not yet generated any revenue from sales of a commercial product. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development of the RaniPill capsule, which we expect will take a number of years. Given our stage of development, we have not yet established a commercial organization or distribution capabilities, and we have no experience as a company in marketing drugs or a drug-delivery platform. When, and if, any of our product candidates are approved for commercialization, we plan to develop a commercialization infrastructure or engage commercial sales organizations or distributors for those products in the United States, Europe, Asia, and potentially in certain other key markets. We may also rely on partnerships to provide commercialization infrastructure, including sales, marketing, and commercial distribution.

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

Development Update

RT-105

In June 2023, we entered into a License and Supply Agreement with Celltrion, Inc. (“Celltrion”) under which we receive an exclusive license and supply of Celltrion’s adalimumab biosimilar for development and commercialization of RT-105 worldwide, subject to a right of first negotiation for Celltrion following completion of a Phase 1 clinical trial that meets its primary endpoint(s) (the “Celltrion Agreement”). RT-105 is the RaniPill capsule containing an adalimumab biosimlar, which we are developing for the treatment of inflammatory conditions.

Financial Update

In August 2022, we entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. The Loan Agreement also contains various covenants and restrictive provisions. As of June 30, 2023, we were in compliance with all applicable debt covenants under the Loan Agreement and had cash, cash equivalents and marketable securities totaling $74.6 million.

In addition, in August 2022, we entered into a Controlled EquitySM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively, the “Agents”), pursuant to which we may offer and sell from time to time through the Agents up to $150 million of shares of our Class A common stock, in such share amounts as we may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement (“ATM Sales”). As of June 30, 2023, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales.

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

In August 2021, based on the Organizational Transactions, the Company became the sole managing member of Rani LLC. As of June 30, 2023, the Company held approximately 50% of the Class A Units of Rani LLC, and approximately 50% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, we report NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on our condensed consolidated balance sheet as of June 30, 2023. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to June 30, 2023, there were 5,173,947 exchanges of Paired Interests and 158,051 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of our Class A common stock.

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

The table below details the amounts charged by ICL for services and rent, net of the amount charged to ICL under the RMS-ICL Service Agreement, which is included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$299	$286	$609	$526
General and administrative	61	53	133	116
Total	$360	$339	$742	$642

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

As of June 30, 2023, all of our facilities are owned or leased by an entity affiliated with our Chairman. Rani LLC pays for the use of these facilities through our services agreements with ICL.

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

Tax Receivable Agreement

ICL is party to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions. The TRA provides that we pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During the six months ended June 30, 2023 and 2022, these parties to the TRA exchanged zero and 2,309,490 Paired Interests, respectively, that resulted in tax benefits subject to the TRA.

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

During the six months ended June 30, 2023 and 2022, these parties to the Rani LLC Agreement exchanged zero and 2,309,490 Paired Interests, respectively, for the Company's Class A common stock.

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

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses
Research and development	$11,086	$9,528	16.4%
General and administrative	7,208	6,319	14.1%
Total operating expenses	$18,294	$15,847	15.4%
Loss from operations	(18,294)	(15,847)	15.4%
Other income (expense), net
Interest income and other, net	896	35	*
Interest expense and other, net	(1,266)	—	*
Loss before income taxes	(18,664)	(15,812)	18.0%
Income tax expense	—	(154)	*
Net loss	$(18,664)	$(15,966)	16.9%
Net loss attributable to non-controlling interest	(9,361)	(8,342)	12.2%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(9,303)	$(7,624)	22.0%

* Not meaningful

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended June 30,
	2023	2022
Payroll, stock-based compensation and related benefits	$7,617	$6,206
Facilities, materials and supplies	1,603	1,547
Third-party services	1,764	1,667
Other	102	108
Total	$11,086	$9,528

Research and development expenses were $11.1 million for the three months ended June 30, 2023, compared to $9.5 million for the three months ended June 30, 2022. The increase was primarily attributed to higher compensation costs of $1.4 million, which includes an increase of $0.2 million in stock-based compensation, due to headcount growth.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the three months ended June 30, 2023, compared to $6.3 million for the three months ended June 30, 2022. The increase was primarily attributed to higher compensation costs of $1.2 million, which includes an increase of $0.9 million in stock-based compensation, due to headcount growth, partially offset by a decrease in third-party services of $0.3 million due to non-recurring public company related costs.

Other Income (Expense), Net

Other expense, net, was $0.4 million for the three months ended June 30, 2023, compared to other income, net, which was de minimis for the three months ended June 30, 2022. The increase was primarily attributed to an increase in interest income of $0.9 million from our investment in marketable securities offset by an increase in interest expense of $1.2 million from our long-term debt.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses
Research and development	$20,798	$17,118	21.5%
General and administrative	14,012	12,509	12.0%
Total operating expenses	$34,810	$29,627	17.5%
Loss from operations	(34,810)	(29,627)	17.5%
Other income (expense), net
Interest income and other, net	1,787	50	*
Interest expense and other, net	(2,473)	—	*
Loss before income taxes	(35,496)	(29,577)	20.0%
Income tax expense	—	(217)	*
Net loss	$(35,496)	$(29,794)	19.1%
Net loss attributable to non-controlling interest	(17,821)	(15,947)	11.8%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(17,675)	$(13,847)	27.6%

* Not meaningful

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Six Months Ended June 30,
	2023	2022
Payroll, stock-based compensation and related benefits	$14,988	$11,629
Facilities, materials and supplies	3,052	2,509
Third-party services	2,621	2,734
Other	137	246
Total	$20,798	$17,118

Research and development expenses were $20.8 million for the six months ended June 30, 2023, compared to $17.1 million for the six months ended June 30, 2022. The increase was primarily attributed to higher compensation costs of $3.4 million, which includes an increase of $0.7 million in stock-based compensation, due to headcount growth, and an increase of $0.5 million in facilities, materials and supplies expense related to preclinical and clinical development activities.

General and Administrative Expenses

General and administrative expenses were $14.0 million for the six months ended June 30, 2023, compared to $12.5 million for the six months ended June 30, 2022. The increase was primarily attributed to higher compensation costs of $2.3 million, which includes an increase of $2.0 million in stock-based compensation, due to headcount growth, partially offset by a decrease in third-party services of $0.8 million due to non-recurring public company related costs.

Other Income (Expense), Net

Other expense, net, was $0.7 million for the six months ended June 30, 2023, compared to other income, net, which was de minimis for the six months ended June 30, 2022. The increase was primarily attributed to an increase in interest income of $1.8 million from our investment in marketable securities offset by an increase in interest expense of $2.4 million from our long-term debt.

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

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for Loans in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. The Loan Agreement also contains various covenants and restrictive provisions. As of June 30, 2023, we were in compliance with all applicable debt covenants under the Loan Agreement and had cash, cash equivalents and marketable securities totaling $74.6 million.

In August 2022, we entered into the Sales Agreement with the Agents, pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of our Class A common stock in ATM Sales. As of June 30, 2023, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales.

Since our inception, we have incurred significant losses and negative cash flows from operations. Our net losses were $35.5 million and $29.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $56.6 million. We expect to continue to incur significant losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Until such time as we can generate sufficient revenue from commercial product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings, which may include ATM Sales, or other capital sources, which may include strategic collaborations or other arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

As of June 30, 2023, we have not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $22.9 million at June 30, 2023.

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

Future Funding Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development of the RaniPill GO, RaniPill HC and our product candidates and because the extent to which we may enter into strategic collaborations or other arrangements with third parties for development of the RaniPill GO, RaniPill HC and/or our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

The following table summarizes our cash, cash equivalents and marketable securities:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$7,552	$27,007
Marketable securities	67,054	71,475
Total cash, cash equivalents and marketable securities	$74,606	$98,482

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $74.6 million, compared to $98.5 million as of December 31, 2022. We believe our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating requirements for at least the next twelve months following the date of issuance of these condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(24,455)	$(19,688)
Net cash provided by (used in) investing activities	4,912	(633)
Net cash provided by financing activities	88	49
Net decrease in cash, cash equivalents and restricted cash equivalents	$(19,455)	$(20,272)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $24.5 million, which was primarily attributable to a net loss of $35.5 million, partially offset by stock-based compensation expense of $9.6 million, net accretion and amortization of investments in marketable securities of $1.2 million, and non-cash depreciation and amortization expense of $0.4 million. Additionally, there was an increase in accrued expenses and other current liabilities of $1.7 million and decreases in prepaid expenses and other current assets of $0.9 million and accounts payable of $0.4 million for the six months ended June 30, 2023.

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

Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was $4.9 million consisting of $58.0 million in proceeds from maturities of marketable securities partially offset by $52.5 million and $0.6 million in purchases of marketable securities and property and equipment, respectively.

For the six months ended June 30, 2022, net cash used in investing activities was $0.6 million consisting solely of purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2023 and 2022, there were no significant financing activities.

Contractual Obligations and Other Commitments

Except as discussed below, there have been no material changes to our contractual obligations and other commitments as of June 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K.

The following table summarizes our contractual obligations and commitments as of June 30, 2023 (in thousands):

	As of June 30, 2023
	Total	Short-term	Long-term
Operating leases (1)	$1,194	$856	$338
Debt obligations (2)	31,650	—	31,650
Total	$32,844	$856	$31,988

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as described below, management believes that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference herein.

Any inability to develop, or difficulties or delays in developing, formulations of drugs for our product candidates could prevent or delay our ability to advance our existing product candidates or develop new product candidates, which could adversely affect our commercial prospects and ability to generate revenues.

We develop microtablets of drugs for use in the RaniPill GO and may need to develop or modify formulations of drugs for use in the RaniPill HC. Drug formulation work is difficult and the outcomes are uncertain. If we are not able to develop a drug formulation suitable for use with our RaniPill capsule, it could prevent, limit or delay our ability to pursue or advance product candidates. Even if we are successful in developing drug formulations of product candidates that are suitable for the RaniPill capsule, such formulations may cause the drug to perform differently than another formulation of the drug and could result in our product candidates having a safety or efficacy profile different or worse than other formulations of the drug. If we are unable to develop, or have difficulties or delays in developing, suitable formulations of drugs for the RaniPill capsule, our ability to develop and commercialize product candidates, to expand use of the RaniPill oral delivery technology and to generate revenues could be adversely affected.

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

Regulatory authorities may require that filings related to the commencement, continuation or termination of a clinical trial be submitted through specific electronic systems or in a specific manner (e.g. format), which may differ from one jurisdiction to another. We may seek to conduct a clinical trial in multiple jurisdictions in an effort to enroll sufficient numbers of patients or to do so in a timely manner or for other reasons. Meeting the requirements of various regulatory agencies could be costly and any delay in meeting, or inability to meet, the regulatory requirements of different jurisdictions regarding submissions could delay or negatively impact our ability to initiate or complete our clinical trials as planned. For example, the European Medicines Agency maintains an electronic Clinical Trial Information System (CTIS) to support interactions between clinical trial sponsors and regulatory agencies for various European Union member states and European Economic Area countries. Clinical trial sponsors can use the CTIS system to apply for authorization to conduct a clinical trial in one or more of such countries. The CTIS system has experienced certain technical issues delaying or preventing sponsors from submitting clinical trial applications. Any failure or inability by us to submit required regulatory documents for our planned or future clinical trials or any failure or inability to do so in the required manner could delay or prevent us from initiating or completing our planned or future clinical trials when we are otherwise ready or at all.

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

In addition, we work with third parties to manufacture, develop, and supply the drug payloads for inclusion in the RaniPill capsule, a development process that is lengthy and expensive. Some of the active ingredients we are utilizing in our development are used by other sponsors to make biosimilars in the United States, and others are not. We and our third-party manufacturers may discover, even late in the process, that a particular drug payload does not demonstrate the necessary characteristics or is unacceptable to the FDA or other regulatory authorities, and we may be forced to abandon such manufacturing and development efforts for such compound and pursue alternative sourcing, or conduct additional, more involved development work to be able to use such compound, which could have an adverse effect on our operations.

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

In the past, we have entered into evaluation agreements with Takeda and certain other pharmaceutical companies concerning the formulation and manufacture of oral versions of Factor VIII and other molecules. In January 2023, we entered into a License and Supply Agreement with Celltrion, under which we receive supply of ustekinumab biosimilar from Celltrion for RT-111 and Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-111 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). In May 2023, we entered into another License and Supply Agreement with Celltrion, under which we receive supply of adalimumab biosimilar from Celltrion for RT-105 and Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-105 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). If we complete such a clinical trial for RT-111 or RT-105, Celltrion exercises its right of first negotiation, and the parties enter into an agreement granting Celltrion development and commercialization rights, we may be reliant on Celltrion to develop and commercialize the applicable product in certain countries or worldwide.

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

We believe our product candidates are biologic-device combination products that we anticipate will be regulated under the biologic regulations of the FDA based on their primary mode of action as a biologic. Third-party manufacturers may not be able to comply with the regulatory requirements, known as cGMP, applicable to biologic-device combination products, including applicable provisions of the FDA’s drug and biologics cGMP regulations, device cGMP requirements embodied in the medical device Quality System Regulations ("QSRs"), or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit any BLA or NDA to the FDA.

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

In January 2023, we entered into a License and Supply Agreement with Celltrion, under which Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-111 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). In May 2023, we entered into another License and Supply Agreement with Celltrion, under which we receive supply of adalimumab biosimilar from Celltrion for RT-105 and Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-105 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). Even if we complete such a clinical trial for RT-111 or RT-105, Celltrion may not exercise its right of first negotiation, or if it does exercise such right we may not be able to agree on terms favorable to us or acceptable to us or Celltrion. Accordingly, there can be no assurance that we will complete the required development of RT-111 or RT-105, that Celltrion will exercise its right of first negotiation if we do, or that the parties will enter into an agreement granting Celltrion development and commercialization rights for the applicable product following any such exercise of the right of first negotiation.

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

The fourth opposition proceeding involves European Patent No. 3653223, which is generally directed to a swallowable device. In January 2023, the EPO issued a summons to oral proceedings, which proceedings have been scheduled for October 2023.

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

10.1x*	License and Supply Agreement by and between Rani Therapeutics, LLC and Celltrion, Inc. dated May 26, 2023.
10.2x*+	Employment Agreement, dated May 17, 2023, by and between Rani Therapeutics, LLC and Kate McKinley.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Management contract.
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

Rani Therapeutics Holdings, Inc.

Date: August 11, 2023	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)