Form 10-Q
period 2023-09-30
Rani Therapeutics Holdings, Inc.
filed 2023-11-08
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 25,880,064 shares of Class A common stock, $0.0001 par value per share, outstanding, 24,116,444 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,345,067 shares of the registrant’s Class A common stock.

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
•
our ability to realize savings from any restructuring plans or cost-containment measures we propose to implement;
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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,972	$27,007
Marketable securities	55,554	71,475
Prepaid expenses and other current assets	2,696	2,442
Total current assets	63,222	100,924
Property and equipment, net	6,255	6,038
Operating lease right-of-use asset	959	1,065
Total assets	$70,436	$108,027
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,405	$1,460
Accrued expenses and other current liabilities	3,930	2,349
Current portion of long-term debt	1,222	—
Current portion of operating lease liability	788	1,006
Total current liabilities	7,345	4,815
Long-term debt, less current portion	28,101	29,149
Operating lease liability, less current portion	171	59
Total liabilities	35,617	34,023
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 25,876 and 25,295 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 24,116 issued and outstanding as of September 30, 2023 and December 31, 2022	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	83,380	75,842
Accumulated other comprehensive loss	(41)	(73)
Accumulated deficit	(65,791)	(38,919)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	17,553	36,855
Non-controlling interest	17,266	37,149
Total stockholders' equity	34,819	74,004
Total liabilities and stockholders' equity	$70,436	$108,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$11,220	$9,103	$32,018	$26,221
General and administrative	6,635	7,239	20,647	19,748
Total operating expenses	$17,855	$16,342	$52,665	$45,969
Loss from operations	(17,855)	(16,342)	(52,665)	(45,969)
Other income (expense), net
Interest income and other, net	839	379	2,626	430
Interest expense and other, net	(1,316)	(352)	(3,789)	(352)
Loss before income taxes	(18,332)	(16,315)	(53,828)	(45,891)
Income tax expense	—	107	—	(111)
Net loss	$(18,332)	$(16,208)	$(53,828)	$(46,002)
Net loss attributable to non-controlling interest	(9,135)	(8,253)	(26,956)	(24,200)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(9,197)	$(7,955)	$(26,872)	$(21,802)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.36)	$(0.33)	$(1.06)	$(0.93)
Weighted-average Class A common shares outstanding—basic and diluted	25,552	24,468	25,380	23,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(18,332)	$(16,208)	$(53,828)	$(46,002)
Other comprehensive loss
Net unrealized gain (loss) on marketable securities	45	(118)	64	(118)
Comprehensive loss	$(18,287)	$(16,326)	$(53,764)	$(46,120)
Comprehensive loss attributable to non-controlling interest	(9,113)	(8,314)	(26,924)	(24,261)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(9,174)	$(8,012)	$(26,840)	$(21,859)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2022	25,295	$3	24,116	$2	$75,842	$(73)	$(38,919)	$37,149	$74,004
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	81	—	—	—	(124)	—	—	—	(124)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	98	—	—	(98)	—
Stock-based compensation	—	—	—	—	2,202	—	—	2,213	4,415
Net loss	—	—	—	—	—	—	(8,372)	(8,460)	(16,832)
Other comprehensive gain	—	—	—	—	—	63	—	63	126
Balance at March 31, 2023	25,376	$3	24,116	$2	$78,018	$(10)	$(47,291)	$30,867	$61,589
Issuance of common stock under employee stock purchase plan	63	—	—	—	219	—	—	—	219
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	78	—	—	—	(9)	—	—	—	(9)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(54)	—	—	54	—
Equity-based compensation	—	—	—	—	2,572	—	—	2,569	5,141
Net loss	—	—	—	—	—	—	(9,303)	(9,361)	(18,664)
Other comprehensive loss	—	—	—	—	—	(53)	—	(54)	(107)
Balance at June 30, 2023	25,517	$3	24,116	$2	$80,746	$(63)	$(56,594)	$24,075	$48,169
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	319	—	—	—	(29)	—	—	—	(29)
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	42	—	—	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	159	—	—	(159)	—
Forfeiture of restricted stock awards	(2)	—	—	—	(6)	—	—	(6)	(12)
Equity-based compensation	—	—	—	—	2,510	—	—	2,468	4,978
Net loss	—	—	—	—	—	—	(9,197)	(9,135)	(18,332)
Other comprehensive gain	—	—	—	—	—	22	—	23	45
Balance at September 30, 2023	25,876	$3	24,116	$2	$83,380	$(41)	$(65,791)	$17,266	$34,819

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2021	19,712	$2	29,290	$3	$55,737	$—	$(8,331)	$74,156	$121,567
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	4,675	—	(4,517)	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	10,928	—	—	(10,928)	—
Equity-based compensation	—	—	—	—	1,268	—	—	1,637	2,905
Net loss	—	—	—	—	—	—	(6,223)	(7,605)	(13,828)
Balance at March 31, 2022	24,387	$2	24,773	$3	$67,933	$—	$(14,554)	$57,260	$110,644
Forfeiture of restricted stock awards	(3)	—	—	—	(3)	—	—	(3)	(6)
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	110	—	(110)	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	126	—	—	(126)	—
Equity-based compensation	—	—	—	—	1,930	—	—	2,052	3,982
Net loss	—	—	—	—	—	—	(7,624)	(8,342)	(15,966)
Balance at June 30, 2022	24,494	$2	24,663	$3	$69,986	$—	$(22,178)	$50,841	$98,654
Forfeiture of restricted stock awards	(2)	—	—	—	(3)	—	—	(4)	(7)
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	24	—	(24)	—	—	—	—	—	—
Issuance of warrants	—	—	—		503	—	—	—	503
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	204	—	—	—	(626)	—	—	—	(626)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	372	—	—	(372)	—
Equity-based compensation	—	—	—	—	2,147	—	—	2,262	4,409
Net loss	—	—	—	—	—	—	(7,955)	(8,253)	(16,208)
Other comprehensive loss	—	—	—	—	—	(57)	—	(61)	(118)
Balance at September 30, 2022	24,720	$2	24,639	$3	$72,379	$(57)	$(30,133)	$44,413	$86,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(53,828)	$(46,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,522	11,283
Depreciation and amortization	595	374
Non-cash operating lease expense	780	528
Amortization of debt discount and issuance costs	174	19
Net accretion and amortization of investments in marketable securities	(1,851)	(210)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(66)	(117)
Accounts payable	68	377
Accrued expenses and other current liabilities	1,628	2,390
Operating lease liabilities	(780)	(528)
Net cash used in operating activities	(38,758)	(31,886)
Cash flows from investing activities
Proceeds from maturities of marketable securities	81,500	—
Purchases of marketable securities	(63,852)	(70,890)
Purchases of property and equipment	(1,062)	(1,089)
Net cash provided by (used in) investing activities	16,586	(71,979)
Cash flows from financing activities
Issuance of common stock under employee stock purchase plan	219	—
Proceeds from employee stock purchase plan	80	194
Tax withholdings paid on behalf of employees for net share settlement	(162)	(626)
Proceeds from the issuance of long-term debt and warrants, net of issuance costs	—	14,671
Payment of deferred financing costs	—	(108)
Net cash provided by financing activities	137	14,131
Net decrease in cash, cash equivalents and restricted cash equivalents	(22,035)	(89,734)
Cash, cash equivalents and restricted cash equivalents, beginning of period	27,507	117,453
Cash, cash equivalents and restricted cash equivalents, end of period	$5,472	$27,719
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$578	$514
Interest income receivable included in prepaid expenses	$188	$30
Exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	$169	$74,790
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$250	$352
Issuance of costs deducted from long-term debt proceeds	$—	$928
Deferred financing costs included in prepaid expenses	$—	$260
Deferred financing costs included in accrued expenses	$—	$152
Issuance costs included in accrued expenses	$—	$97

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
•
Entered into a Registration Rights Agreement with certain of the Continuing LLC Owners.

The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of September 30, 2023, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,345,067 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $53.8 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $65.8 million and for the nine months ended September 30, 2023 had negative cash flows from operations of $38.8 million. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues to develop the RaniPill capsule.

The Company expects that its cash, cash equivalents and marketable securities of $60.5 million as of September 30, 2023 will be sufficient to fund its operations through at least twelve months from the date the condensed consolidated financial statements are issued. The Company expects to finance its future operations with its existing cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, such as “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, collaboration or licensing agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders and holders of interests in the Company. The Company will not generate any revenue from product sales unless, and until, it successfully completes clinical development and obtains regulatory approval of its product candidates. If the Company obtains regulatory approval for the RaniPill capsule, it expects to incur significant expenses related to developing its internal commercialization capability to support manufacturing, product sales, marketing, and distribution.

The Company’s ability to raise additional capital through either the issuance of equity or debt, is dependent on a number of factors including, but not limited to, the market interest of the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. Current global economic conditions or other factors could also adversely impact the Company’s ability to access capital when and as needed. If the Company is unable to raise capital as and when needed, the Company may have to significantly delay, scale back or discontinue the development or commercialization of one or more product candidates.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2022. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023.

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

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
End of Period:
Cash and cash equivalents	$4,972	$27,219
Restricted cash equivalents	500	500
Total cash, cash equivalents and restricted cash equivalents	$5,472	$27,719

Marketable Securities

The Company regularly reviews its investments for declines in fair value below their amortized cost basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. The Company's review includes the creditworthiness of the security issuers, the severity of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of its amortized cost bases. When the Company determines that a portion of the unrealized loss is due to an expected credit loss, the Company recognizes the loss amount in Other income (expense), net, with a corresponding allowance against the carrying value of the security the Company holds. The portion of the unrealized loss related to factors other than credit losses is recognized in Accumulated other comprehensive loss. The Company has made an accounting policy election to not measure an allowance for credit loss for accrued interest receivables and will recognize a credit loss for accrued interest receivables when the loss becomes probable and estimable. As of September 30, 2023, interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet totaled $0.2 million.

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

As of September 30, 2023 and 2022, the carrying values of current assets and liabilities approximates fair value due to their short-term nature, respectively. The fair value of the Company’s long-term debt approximated its carrying value based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).

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

In August 2021, based on the Organizational Transactions, Rani Holdings became the sole managing member of Rani LLC. As of September 30, 2023, Rani Holdings held approximately 50% of the Class A Units of Rani LLC, and approximately 50% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, the Company reports NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on its condensed consolidated balance sheet as of September 30, 2023. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and comprehensive loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to September 30, 2023, there were 5,173,947 exchanges of Paired Interests and 200,455 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of the Company's Class A common stock.

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarizes the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,977	$—	$—	$3,977
Total cash equivalents	3,977	—	—	3,977
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	4,477	—	—	4,477
Marketable securities:
U.S. Treasuries and agencies	48,228	—	(65)	48,163
Corporate debt securities	3,953	—	(18)	3,935
Commercial paper	3,458	—	(2)	3,456
Total marketable securities	55,639	—	(85)	55,554
Total cash equivalents, restricted cash equivalents and marketable securities	$60,116	$—	$(85)	$60,031

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$25,313	$—	$—	$25,313
Total cash equivalents	25,313	—	—	25,313
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	25,813	—	—	25,813
Marketable securities:
U.S. Treasuries and agencies	36,563	—	(107)	36,456
Commercial paper	26,631	—	—	26,631
Corporate debt securities	6,939	—	(39)	6,900
International government	1,491	—	(3)	1,488
Total marketable securities	71,624	—	(149)	71,475
Total cash equivalents, restricted cash equivalents and marketable securities	$97,437	$—	$(149)	$97,288

As of September 30, 2023, all marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of September 30, 2023, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at September 30, 2023.

4. Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,977	$—	$—	$3,977
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	48,163	—	—	48,163
Corporate debt securities	—	3,935	—	3,935
Commercial paper	—	3,456	—	3,456
Total assets	$52,640	$7,391	$—	$60,031

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,313	$—	$—	$25,313
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	36,456	—	—	36,456
Commercial paper	—	26,631	—	26,631
Corporate debt securities	—	6,900	—	6,900
International government	—	1,488	—	1,488
Total assets	$62,269	$35,019	$—	$97,288

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Payroll and related	$1,984	$394
Accrued preclinical and clinical trial costs	857	1,130
Accrued interest	392	69
Accrued professional fees	370	165
Related party payable	—	53
Other	327	538
Total accrued expenses and other current liabilities	$3,930	$2,349

6. Related Party Transactions

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family. The founder and Chairman is the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is also the brother of the founder and Chairman and thus uncle of the Company’s Chief Executive Officer.

Service Agreements

In June 2021, Rani LLC entered into a service agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively.

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$280	$318	$889	$844
General and administrative	87	54	220	170
Total	$367	$372	$1,109	$1,014

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

As of September 30, 2023, all of the Company's facilities are owned or leased by an entity affiliated with the Company’s Chairman (Note 7). The Company pays for the use of these facilities through its services agreements with ICL.

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

Tax Receivable Agreement

Certain parties to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests (Note 2). During the nine months ended September 30, 2023 and 2022, these parties to the TRA exchanged zero and 2,317,184 Paired Interests, respectively, that resulted in tax benefits subject to the TRA (Note 12).

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

During the nine months ended September 30, 2023 and 2022, certain related parties that are party to the Rani LLC Agreement exchanged zero and 2,317,184 Paired Interests, respectively, for an equal number of shares of the Company's Class A common stock.

7. Leases

The Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. In January 2023, the Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period through 2024. The Company accounted for the renewal option as a lease modification that did not result in a separate contract and recognized the additional right-of-use asset and corresponding lease liabilities associated with the Rani LLC-ICL Service Agreement in its condensed consolidated balance sheet as of September 30, 2023.

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. In July 2022, the Company accounted for the lease extension as a lease modification that did not result in a separate contract and recognized the right-of-use asset and lease liabilities associated with the Rani LLC-ICL Service Agreement in its condensed consolidated balance sheet. As of September 30, 2023, the second renewal option for the facility in Milpitas, California was not deemed reasonably certain to be exercised.

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

The weighted average remaining lease term and weighted average discount rate related to the Company's right-of-use assets and operating lease liabilities for its operating leases were as follows:

	September 30,
	2023	2022
Weighted-average remaining lease term (in years)	1.1	1.4
Weighted-average discount rate	10.4%	6.9%

As of September 30, 2023, the Company expects that its future minimum operating lease payments will become due and payable as follows (in thousands):

Year ending December 31,
2023 (remaining three months)	$263
2024	749
Total undiscounted future minimum lease payments	$1,012
Less: Imputed interest	(53)
Total operating lease liability	$959
Less: Current portion of operating lease liability	788
Operating lease liability, less current portion	$171

8. Warrants

In August 2022, in conjunction with a loan and security agreement (Note 11), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. As of September 30, 2023, there were 76,336 warrants outstanding.

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

9. Stockholders’ Equity

For the nine months ended September 30, 2023 and 2022, certain of the Continuing LLC Owners executed an exchange of zero and 4,650,195 Paired Interests, respectively, and 42,404 and 158,051 non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently cancelled and retired pursuant to the terms of the Rani LLC Agreement.

In August 2022, the Company entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of September 30, 2023, the Company has no sales under the Sales Agreement. In connection with the Sales Agreement, the Company recognized deferred offering costs totaling $0.3 million as a component of prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2023 which will be offset against proceeds upon a sale under the Sales Agreement within the condensed consolidated statement of changes in stockholders’ equity.

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

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners (Note 2). As of September 30, 2023, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $23.0 million at September 30, 2023.

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

11. Long-Term Debt

In August 2022, the Company entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans (“Tranche 2”) is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. In exchange for access to this facility, the Company agreed to issue warrants (Note 8).

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024 extendable to March 2025 under certain conditions. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans includes customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At September 30, 2023, the effective interest rate on the Loans was 15.48% and there were no events of default during the nine months ended September 30, 2023. The Company is also subject to certain covenants. As of September 30, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of September 30, 2023, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2023 (remaining three months)	$—
2024	5,000
2025	15,000
2026	10,000
Total principal payments	$30,000
Less: amount representing debt discount	(677)
Total long-term debt	$29,323
Less: current portion of long-term debt	1,222
Total long-term debt, less current portion	$28,101

12. Income Taxes

The Company’s effective income tax rate was zero and (0.24)% for the nine months ended September 30, 2023 and 2022, respectively. As a result of the exchanges from the date of the Organizational Transactions to September 30, 2023, the Company recorded a $18.8 million deferred tax asset related to income tax benefit associated with the basis of the net assets of Rani LLC. Because of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not more-likely-than-not to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets.

There were no material changes to uncertain tax positions for the nine months ended September 30, 2023 and 2022, and the Company does not anticipate material changes within the next twelve months.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(9,197)	$(7,955)	$(26,872)	$(21,802)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	25,552	24,468	25,380	23,449
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.36)	$(0.33)	$(1.06)	$(0.93)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of September 30,
	2023	2022
Paired Interests	24,116	24,640
Stock options	6,778	3,770
Restricted stock units	1,413	686
Non-corresponding Class A Units	1,345	1,387
Shares issuable pursuant to the ESPP	82	31
Warrants	76	76
Restricted stock awards	41	75
	33,851	30,665

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B Common Stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the nine months ended September 30, 2023. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Holdings.

14. Subsequent Events

Reduction in Force

In November 2023, the Company committed to a plan for strategic prioritization of its programs, expansion of its manufacturing and streamlining of its business operations to support potential near-term value drivers and long-term growth (the “Restructuring”). The Restructuring includes a reduction of the Company’s workforce by approximately 25%.

As a result of the Restructuring, the Company estimates that it will incur approximately $0.3 million in costs of which nearly all are cash expenditures related to severance. The Company expects the Restructuring to be substantially complete by the end of the first quarter of 2024 and to incur a material portion of the expense in the fourth quarter of 2023. The estimates of costs that the Company expects to incur in connection with the Restructuring and the timing thereof are subject to a number of assumptions and actual results may differ materially from estimates. The Company may also incur other charges or cash expenditures not currently contemplated in connection with the Restructuring due to unanticipated events that may occur, including in connection with the implementation of the Restructuring.

Lease

In November 2023, Rani LLC and BKM South Bay 240, LLC (“Landlord”) entered into the Standard Industrial/Commercial Multi-Tenant Lease - Net (the “Lease”). Pursuant to the terms of the Lease, Rani LLC is leasing 33,340 square feet of space in the building located at 47709 Fremont Blvd, Fremont, California, which is part of a two-building project (the “Project”).

The initial term of the Lease will commence on February 1, 2024, and the duration of the initial term will be 63 months. If the premises are not delivered on or before March 1, 2024, Rani LLC may terminate the Lease, subject to certain conditions that could delay such date to March 31, 2024. Subject to certain conditions, Rani LLC will have an option to renew the Lease for one additional 5-year term at the then-prevailing market rate. The monthly base rent for the initial term of the Lease will be $95,019.00 per month, subject to a 4% increase each year. Rani LLC will also be responsible for the payment of additional rent to cover its share of common area operating expenses, including taxes, insurance, utilities, and repair and maintenance of the premises and common areas of the Project.

CEO Compensation Reduction

In November 2023, the Board of Directors of the Company (the “Board”) approved a reduction in the annual salary of Talat Imran, the Company's Chief Executive Officer, from $520,000 to $100,000, effective November 1, 2023 through December 31, 2024 or until such earlier time as the Company receives gross proceeds of $50,000,000 or more, in the aggregate, from equity financing and/or one or more non-dilutive strategic, licensing or partnering transactions. The decreased base salary amends the Amended and Restated Employment Agreement, dated August 31, 2022, by and between Rani LLC and Mr. Imran.

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

The following discussion contains references to calendar year 2022 and the nine months ended September 30, 2023 and 2022, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC (“Rani LLC”) and, prior to December 15, 2022, Rani Management Systems, Inc., for the year ended December 31, 2022 and the nine months ended September 30, 2023 and 2022, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiaries.

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

Development Update

RaniPill HC

In September 2023, we announced three positive preclinical studies which support the development of the RaniPill HC device.

Rani conducted two preclinical studies of the RaniPill HC containing 40ug of teriparatide. In the first study, two RaniPill HC capsules were orally administered to 5 awake canine subjects sequentially, with a second RaniPill HC capsule administered after the deployment of the previous device was confirmed. In the second study, a single RaniPill HC capsule was administered to 10 awake canines.

•
RaniPill HC achieved 18/20 successful drug delivery of teriparatide in the two studies, resulting in a cumulative 90% success rate.
•
Successful drug delivery was confirmed by positive drug signal for teriparatide in serum.
•
Devices used in these studies were separate iterations, and may not comprise all the same components expected in a final version.
•
Rani also conducted an additional preclinical study of RaniPill HC containing Fe57 (iron) in 2 canine subjects.
•
The RaniPill HC containing Fe57 showed a positive drug signal comparable to subcutaneous injection.

In October and November 2023, we announced the completion of two preclinical studies of the RaniPill HC with antibodies, adalimumab and an undisclosed interleukin antibody (“Interleukin”). In the two studies, the RaniPill HC achieved an oral delivery success rate of 100% (10/10). In one study, we tracked the serum concentrations of adalimumab, following the oral administration of the enteric-coated RaniPill HC capsule containing 11mg of Humira (adalimumab) to four canine models. In the second study, we tracked the serum concentrations of the Interleukin, following the oral administration of the enteric-coated RaniPill HC capsule containing 16.5mg of Interleukin to six canine models. In both studies, the RaniPill HC was well-tolerated, all animals remained healthy throughout the study period with no clinical findings or adverse events, and all device remnants were excreted normally without sequelae.

Comparing the pharmacokinetic results of 11mg of adalimumab delivered via the RaniPill HC (N=4) with historical pharmacokinetic data we generated with 5mg of an adalimumab biosimilar (GP2017) delivered via subcutaneous injection (N=3), there is a higher estimated bioavailability of adalimumab delivered via the RaniPill HC relative to the subcutaneous injection route.

Adalimumab 11mg via RaniPill HC vs Adalimumab Biosimilar 5mg via Subcutaneous Injection

All Data are Means ± SE

Pharmacokinetics of Interleukin (16.5mg) Delivered Orally via RaniPill HC Capsules to Awake Canines (N=6)

All Data are Means ± SE

Preliminary preclinical testing supports the potential for RaniPill HC to have high reliability, and initial analysis of drug delivery via the RaniPill HC shows a potential for mimicking parenteral (subcutaneous) administration. We intend to continue preclinical testing of the RaniPill HC to confirm the preliminary reliability rate and optimize device performance, with a goal for the RaniPill HC to be ready for potential Phase 1 clinical trials in the second half of 2024.

RT-111

In September 2023, we announced the initiation of a Phase 1 clinical trial to evaluate the safety and tolerability of RT-111. Topline results from the trial are expected early in the first quarter of 2024.

60-Day GLP Study

In October 2023, we announced preclinical data from a 60-day repeat oral administration study of the RaniPill capsule in healthy animals. The preclinical good laboratory practices (GLP) study evaluated the safety and tolerability of the RaniPill drug delivery platform, following 60-day repeat oral administration of the test article, RT-100, in healthy animals. RT-100 is an enteric-coated capsule identical to RT-102, but instead of teriparatide contains the pharmaceutical excipient mannitol. The control group received a RaniPill capsule (Mock-RP) of similar weight to RT-100 but filled with potato starch.

Male and female (1:1) animals were divided into two groups and were administered either Mock-RP (N=12) or RT-100 (N=24) once daily for 60 days, with half of the animals completing an additional 14-day clinical observation and safety evaluation period. RT-100 was well-tolerated with no treatment-related adverse events and all animals remained clinically healthy throughout the study.

RT-102

We expect to initiate a Phase 2 clinical trial of RT-102, a RaniPill GO containing teriparatide for osteoporosis, in the fourth quarter of 2023.

RT-105, RT-110 and RT-101

As part of a strategic focusing of the business announced in November 2023, we are pausing work on our RT-105 program, which is the RaniPill capsule containing adalimumab biosimilar, and our RT-110 program, which is the RaniPill capsule containing parathyroid hormone for hypoparathyroidism, and terminating our RT-101 program, which is the RaniPill capsule containing octreotide.

Financial Update

In August 2022, we entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. The Loan Agreement also contains various covenants and restrictive provisions. As of September 30, 2023, we were in compliance with all applicable debt covenants under the Loan Agreement and had cash, cash equivalents and marketable securities totaling $74.6 million.

In addition, in August 2022, we entered into a Controlled EquitySM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively, the “Agents”), pursuant to which we may offer and sell from time to time through the Agents up to $150 million of shares of our Class A common stock, in such share amounts as we may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement (“ATM Sales”). As of September 30, 2023, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales.

Reduction in Force

In November 2023, we committed to a plan for strategic prioritization of our programs, expansion of our manufacturing and streamlining of our business operations to support potential near-term value drivers and long-term growth (the “Restructuring”). The Restructuring includes a reduction of our workforce by approximately 25%.

As a result of the Restructuring, we estimate that we will incur approximately $0.3 million in costs of which nearly all are cash expenditures related to severance. We expect the Restructuring to be substantially complete by the end of the first quarter of 2024 and to incur a material portion of the expense in the fourth quarter of 2023. The estimates of costs that we expect to incur in connection with the Restructuring and the timing thereof are subject to a number of assumptions and actual results may differ materially from estimates. We may also incur other charges or cash expenditures not currently contemplated in connection with the Restructuring due to unanticipated events that may occur, including in connection with the implementation of the Restructuring.

Lease

In November 2023, Rani LLC and BKM South Bay 240, LLC (“Landlord”) entered into the Standard Industrial/Commercial Multi-Tenant Lease - Net (the “Lease”). Pursuant to the terms of the Lease, Rani LLC is leasing 33,340 square feet of space in the building located at 47709 Fremont Blvd, Fremont, California, which is part of a two-building project (the “Project”).

The initial term of the Lease will commence on February 1, 2024, and the duration of the initial term will be 63 months. If the premises are not delivered on or before March 1, 2024, Rani LLC may terminate the Lease, subject to certain conditions that could delay such date to March 31, 2024. Subject to certain conditions, Rani LLC will have an option to renew the Lease for one additional 5-year term at the then-prevailing market rate. The monthly base rent for the initial term of the Lease will be $95,019.00 per month, subject to a 4% increase each year. Rani LLC will also be responsible for the payment of additional rent to cover its share of common area operating expenses, including taxes, insurance, utilities, and repair and maintenance of the premises and common areas of the Project.

CEO Compensation Reduction

In November 2023, our Board of Directors (the “Board”) approved a reduction in the annual salary of Talat Imran, our Chief Executive Officer, from $520,000 to $100,000, effective November 1, 2023 through December 31, 2024 or until such time as we receive gross proceeds of $50,000,000 or more, in the aggregate, from equity financing and/or one or more non-dilutive strategic, licensing or partnering transactions. The decreased base salary amends the Amended and Restated Employment Agreement, dated August 31, 2022, by and between Rani LLC and Mr. Imran.

Organizational Transactions

The Company was incorporated in April 2021 and formed for the purpose of facilitating an IPO of its Class A common stock, and to facilitate certain organizational transactions (“Organizational Transactions”) and to operate the business of Rani LLC and its consolidated subsidiary at such time, Rani Management Services, Inc. (“RMS”). In connection with the IPO, we established a holding company structure with the Company as the holding company and its principal asset being the Class A common units (“Class A Units”) of Rani LLC that it owns. As the sole managing member of Rani LLC, the Company operates and controls all of Rani LLC’s operations, and through Rani LLC, conducts all of Rani LLC’s business and the financial results of Rani LLC and RMS (prior to December 15, 2022) are included in the consolidated financial statements of the Company. RMS was dissolved as of December 15, 2022.

Rani LLC has been, and after the IPO continues to be, treated as a pass-through entity for U.S. federal and state income tax purposes and accordingly has not been subject to U.S. federal or state income tax. The wholly owned subsidiary of Rani LLC, RMS, which was incorporated in 2019 and dissolved in December 2022, was taxed as a corporation for U.S. federal and most applicable state, local income tax and foreign tax purposes. As a result of its ownership of interests in Rani LLC ("LLC Interests"), the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Rani LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our operations and may be required to make payments under the Tax Receivable Agreement with certain of the individuals and entities that continue to hold interests in Rani LLC after the IPO (the "Continuing LLC Owners"). The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of our Class B common stock (together referred to as a "Paired Interest"), in return for shares of our Class A common stock on a one-for-one basis provided that, at our election, we may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be cancelled on a one-for-one basis if, at the election of the Continuing LLC Owners, we redeem or exchange such Paired Interest pursuant to the terms of the Rani LLC Agreement. These exchanges and redemptions may result in increases in the tax basis of the assets of Rani LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of income tax that the Company would otherwise be required to pay in the future. This tax basis may also decrease the gains (or increase the losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of exchanges, and the resulting amounts we will likely pay out to the Continuing LLC Owners pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial in the event we are profitable. Certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,345,067 shares of the Company’s Class A common stock.

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

In August 2021, based on the Organizational Transactions, the Company became the sole managing member of Rani LLC. As of September 30, 2023, the Company held approximately 50% of the Class A Units of Rani LLC, and approximately 50% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, we report NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on our condensed consolidated balance sheet as of September 30, 2023. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the condensed consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to September 30, 2023, there were 5,173,947 exchanges of Paired Interests and 200,455 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of our Class A common stock.

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

Relationship with InCube Labs, LLC

Service Agreements

In June 2021, Rani LLC entered into a service agreement with InCube Labs, LLC (“ICL”) effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March

2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively.

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

The table below details the amounts charged by ICL for services and rent, net of the amount charged to ICL under the RMS-ICL Service Agreement, which is included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$280	$318	$889	$844
General and administrative	87	54	220	170
Total	$367	$372	$1,109	$1,014

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

As of September 30, 2023, all of our facilities are owned or leased by an entity affiliated with our Chairman. Rani LLC pays for the use of these facilities through our services agreements with ICL.

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

Tax Receivable Agreement

ICL is party to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions. The TRA provides that we pay to such entities and individuals 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During the nine months ended September 30, 2023 and 2022, these parties to the TRA exchanged zero and 2,317,184 Paired Interests, respectively, that resulted in tax benefits subject to the TRA.

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

During the nine months ended September 30, 2023 and 2022, these related parties that are party to the Rani LLC Agreement exchanged zero and 2,317,184 Paired Interests, respectively, for the Company's Class A common stock.

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

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses
Research and development	$11,220	$9,103	23.3%
General and administrative	6,635	7,239	(8.3)%
Total operating expenses	$17,855	$16,342	9.3%
Loss from operations	(17,855)	(16,342)	9.3%
Other income (expense), net
Interest income and other, net	839	379	121.4%
Interest expense and other, net	(1,316)	(352)	273.9%
Loss before income taxes	(18,332)	(16,315)	12.4%
Income tax expense	—	107	*
Net loss	$(18,332)	$(16,208)	13.1%
Net loss attributable to non-controlling interest	(9,135)	(8,253)	10.7%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(9,197)	$(7,955)	15.6%

* Not meaningful

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended September 30,
	2023	2022
Payroll, stock-based compensation and related benefits	$6,464	$6,792
Third-party services	2,929	779
Facilities, materials and supplies	1,777	1,475
Other	50	57
Total	$11,220	$9,103

Research and development expenses were $11.2 million for the three months ended September 30, 2023, compared to $9.1 million for the three months ended September 30, 2022. The increase was primarily attributed to higher third-party services expense of $2.1 million due to preclinical and clinical development activities.

General and Administrative Expenses

General and administrative expenses were $6.6 million for the three months ended September 30, 2023, compared to $7.2 million for the three months ended September 30, 2022. The decrease was primarily attributed to third-party services of $0.7 million related to support for compliance with public company requirements.

Other Income (Expense), Net

Other expense, net, was $0.5 million for the three months ended September 30, 2023, compared to other income, net, which was de minimis for the three months ended September 30, 2022. The increase was primarily attributed to an increase in interest income of $0.5 million from our investment in marketable securities offset by an increase in interest expense of $1.0 million from our long-term debt.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses
Research and development	$32,018	$26,221	22.1%
General and administrative	20,647	19,748	4.6%
Total operating expenses	$52,665	$45,969	14.6%
Loss from operations	(52,665)	(45,969)	14.6%
Other income (expense), net
Interest income and other, net	2,626	430	510.7%
Interest expense and other, net	(3,789)	(352)	976.4%
Loss before income taxes	(53,828)	(45,891)	17.3%
Income tax expense	—	(111)	*
Net loss	$(53,828)	$(46,002)	17.0%
Net loss attributable to non-controlling interest	(26,956)	(24,200)	11.4%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(26,872)	$(21,802)	23.3%

* Not meaningful

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Nine Months Ended September 30,
	2023	2022
Payroll, stock-based compensation and related benefits	$21,452	$18,421
Third-party services	5,550	3,513
Facilities, materials and supplies	4,829	3,983
Other	187	304
Total	$32,018	$26,221

Research and development expenses were $32.0 million for the nine months ended September 30, 2023, compared to $26.2 million for the nine months ended September 30, 2022. The increase was primarily attributed to higher compensation costs of $3.0 million, which includes an increase of $0.7 million in stock-based compensation, due to headcount growth, and an increase of $2.0 million in third-party services expense and an increase of $0.9 million in facilities, materials and supplies expense related to preclinical and clinical development activities.

General and Administrative Expenses

General and administrative expenses were $20.6 million for the nine months ended September 30, 2023, compared to $19.7 million for the nine months ended September 30, 2022. The increase was primarily attributed to higher compensation costs of $2.4 million, which includes an increase of $2.6 million in stock-based compensation, due to headcount growth, partially offset by a decrease in third-party services of $1.4 million related to support for compliance with public company requirements.

Other Income (Expense), Net

Other expense, net, was $1.2 million for the nine months ended September 30, 2023, compared to other income, net, which was de minimis for the nine months ended September 30, 2022. The increase was primarily attributed to an increase in interest income of $2.2 million from our investment in marketable securities offset by an increase in interest expense of $3.4 million from our long-term debt.

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

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for Loans in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. The Loan Agreement also contains various covenants and restrictive provisions. As of September 30, 2023, we were in compliance with all applicable debt covenants under the Loan Agreement and had cash, cash equivalents and marketable securities totaling $60.5 million.

In August 2022, we entered into the Sales Agreement with the Agents, pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of our Class A common stock in ATM Sales. As of September 30, 2023, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales.

Since our inception, we have incurred significant losses and negative cash flows from operations. Our net losses were $53.8 million and $46.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $65.8 million. We expect to continue to incur significant losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Until such time as we can generate sufficient revenue from commercial product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings, which may include ATM Sales, or other capital sources, which may include strategic collaborations or other arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

As of September 30, 2023, we have not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $23.0 million at September 30, 2023.

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

•
our ability to realize savings from any restructuring plans or cost-containment measures we propose to implement;
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

The following table summarizes our cash, cash equivalents and marketable securities:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$4,972	$27,007
Marketable securities	55,554	71,475
Total cash, cash equivalents and marketable securities	$60,526	$98,482

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $60.5 million, compared to $98.5 million as of December 31, 2022. We believe our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating requirements for at least the next twelve months following the date of issuance of these condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(38,758)	$(31,886)
Net cash provided by (used in) investing activities	16,586	(71,979)
Net cash provided by financing activities	137	14,131
Net decrease in cash, cash equivalents and restricted cash equivalents	$(22,035)	$(89,734)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $38.8 million, which was primarily attributable to a net loss of $53.8 million and net accretion and amortization of investments in marketable securities of $1.9 million, partially offset by stock-based compensation expense of $14.5 million and depreciation and amortization expense of $0.6 million. Additionally, there was an increase in accrued expenses and other current liabilities of $1.6 million for the nine months ended September 30, 2023.

Net cash used in operating activities for the nine months ended September 30, 2022 was $31.9 million, which was primarily attributable to a net loss of $46.0 million, partially offset by the equity-based compensation expense of $11.3 million and depreciation and amortization expense of $0.4 million. Additionally, there was an increase in accounts payable of $0.4 million and accrued expenses of $2.5 million attributable to accrued bonuses for the nine months ended September 30, 2022.

Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities was $16.7 million consisting of $81.5 million in proceeds from maturities of marketable securities partially offset by $63.9 million and $1.0 million in purchases of marketable securities and property and equipment, respectively.

For the nine months ended September 30, 2022, net cash used in investing activities was $72.0 million consisting of $70.9 million in purchases of marketable securities and $1.1 million in purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2023, there were no significant financing activities.

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

Contractual Obligations and Other Commitments

Except as discussed below, there have been no material changes to our contractual obligations and other commitments as of September 30, 2023, excluding any subsequent events, as compared to those disclosed in our Annual Report on Form 10-K.

The following table summarizes our contractual obligations and commitments as of September 30, 2023 (in thousands):

	As of September 30, 2023
	Total	Short-term	Long-term
Operating leases (1)	$959	$788	$171
Debt obligations (2)	30,973	1,222	29,751
Total	$31,932	$2,010	$29,922

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any restructuring actions that we undertake may not deliver the expected results and these actions may adversely affect our business operations.

We may undertake various restructuring activities in an effort to better align our resources, organizational structure and costs with our strategic priorities, including a recent streamlining of business operations and development program priorities and reduction in force. For example, in November 2023, we committed to a restructuring plan involving the reduction of our workforce by approximately 25%. As a result of the restructuring activities, we estimate we will incur approximately $0.3 million in costs of which nearly all are cash expenditures related to severance and a material portion of which is anticipated to be incurred in the fourth quarter of 2023. The restructuring is expected to be substantially completed by the end of the first quarter of 2024. The estimates of costs that we expect to incur in connection with the restructuring and the timing thereof are subject to a number of assumptions and actual results may differ materially from estimates. We may also incur other charges or cash expenditures not currently contemplated in connection with the restructuring due to unanticipated events that may occur, including in connection with the implementation of the Restructuring. In connection with such activities, and any other future restructuring activities, we may experience a disruption in our ability to perform functions critical to our strategy or business objectives. While we strive to reduce the negative impact of such restructuring actions, such actions could result in significant disruptions to our operations, including adversely affecting our clinical program development, technology platform development, the successful implementation and completion of our strategic objectives and the results of our operations. We expect to continue to actively manage our costs. However, if we do not fully realize or maintain the anticipated benefits of our restructuring plans and cost reduction initiatives, our business could be adversely affected. Restructuring activities may also yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.

If we are unable to raise additional capital when needed on acceptable terms, we may be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Our operations have consumed substantial amounts of cash since our inception. We are in early clinical development with certain product candidates and have conducted or are in the process of conducting preclinical studies with other product candidates. We intend to advance our product candidates into initial and later stages of clinical development, which requires significant capital. In addition, we are developing the RaniPill HC. Developing biologic product candidates, including conducting preclinical studies and clinical trials, and developing the RaniPill platform, is expensive. We will require substantial additional future capital in order to complete the development of the RaniPill platform, expand our manufacturing capabilities, and seek regulatory approval for our product candidates, and to complete the clinical development of our product candidates and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration (FDA) or any comparable foreign regulatory authorities, such as the European Medicines Agency (EMA), require that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates or any of our future product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

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
•
our ability to realize savings from any restructuring plans and cost-containment measures we propose to implement;
•
the economic and other terms, timing of and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
•
the effects of disruptions to and volatility in the credit and financial markets in the United States and worldwide from the COVID-19 pandemic, geopolitical conflicts or other such disruptions.

Additional funding may not be available to us on acceptable terms, or at all. As a result of the conflict in Ukraine, inflation, rising interest rates and other conditions, the global credit and financial markets have experienced volatility and disruptions. In November 2023, we underwent a reduction in our workforce and paused or discontinued certain programs to reduce our expenses and focus our financial resources on key priorities. If we are unable to obtain additional funding from equity offerings or debt financings, including on a timely basis, we may be required to:

•
seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
•
relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or

•
significantly curtail, suspend or discontinue additional research or development programs or cease operations altogether.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our current or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA or NDA is a complicated process. As an organization, we have conducted Phase 1 clinical trials in Australia. We have not previously conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA, NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had limited interactions with the FDA, and we have never filed an IND. We cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. For example, we anticipate relying on data developed on the RaniPill platform to enable shortened or more efficient development for our subsequent product candidates, but this may not be the case and the FDA or other regulatory authorities may require us to perform a full suite of studies for each of our product candidates. Consequently, we may be unable to successfully and efficiently commence, execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs or NDAs for and commercializing our product candidates.

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

In January 2023, we entered into a License and Supply Agreement with Celltrion, under which Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-111 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). In May 2023, we entered into another License and Supply Agreement with Celltrion, under which we receive supply of adalimumab biosimilar from Celltrion for RT-105 and Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-105 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). Even if we complete such a clinical trial for RT-111 or RT-105, Celltrion may not exercise its right of first negotiation, or if it does exercise such right we may not be able to agree on terms favorable to us or acceptable to us or Celltrion. Accordingly, there can be no assurance that we will complete the required development of RT-111 or RT-105, that Celltrion will exercise its right of first negotiation if we do, or that the parties will enter into an agreement granting Celltrion development and commercialization rights for the applicable product following any such exercise of the right of first negotiation. In November 2023, we announced that we have paused the RT-105 program until we have appropriate resources to continue the development.While the License and Supply Agreement with Celtrion regarding adalimumab biosimilar for RT-105 remains in place, if we do not initiate a Phase 1 trial with RT-105 within a certain time period specified in the agreement or fail to deliver Phase 1 data to Celltrion within a later timepoint specified in the agreement, Celltrion will have a right to terminate that License and Supply Agreement. In addition, as a result of a pausing of the RT-105 program, Celltrion’s interest in exercising its right of first negotiation with respect to that program or negotiating a collaboration for that program could diminish.

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
•
expanding our facilities.

Although in November 2023 we underwent a reduction in our workforce and paused or discontinued certain programs, we are continuing development of other programs and expanding our manufacturing footprint to support scale-up and automation. At such time as our operations expand, we expect that we will need to manage relationships with our partners, suppliers, vendors and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We may not be successful in accomplishing these tasks in growing our company, and our failure to accomplish any of them could adversely affect our business and operations.

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

The first opposition proceeding involves European Patent No. 2515992, which is generally directed to an ingestible device. In July 2021, the EPO Opposition Division issued a decision resulting in an amendment to the claims of the patent. We subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

The second opposition proceeding involves European Patent No. 2544668, which is generally directed to a therapeutic agent preparation. In December 2021, the EPO Opposition Division issued a decision resulting in revocation of the patent. We subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

The third opposition proceeding involves European Patent No. 3461478, which is in the same family as European Patent No. 2515992 noted above. In April 2022, the EPO Opposition Division issued a decision resulting in an amendment to the claims of the patent. We subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

The fourth opposition proceeding involves European Patent No. 3653223, which is generally directed to a swallowable device. In October 2023, the EPO Opposition Division communicated an interlocutory decision resulting in an amendment to the claims of the patent. Once the formal written decision is received, the parties will have opportunity to appeal.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

10.1x*	Standard Industrial/Commercial Multi-Tenant Lease – Net, by and between Rani Therapeutics, LLC and BKM South Bay 240, LLC, dated as of November 1, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Rani Therapeutics Holdings, Inc.

Date: November 8, 2023	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)