Form 10-K
period 2023-12-31
Rani Therapeutics Holdings, Inc.
filed 2024-03-20
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $54.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $4.12 per share.

As of March 14, 2024, the registrant had 26,040,848 shares of Class A common stock, $0.0001 par value per share, outstanding, 24,116,444 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,345,067 shares of the registrant’s Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

Unless otherwise stated or the context otherwise requires, throughout this Annual Report on Form 10-K, the terms “we,” “us,” and “our,” and similar references refer to Rani Therapeutics Holdings, Inc. (“Rani Holdings”) and its consolidated subsidiary, Rani Therapeutics, LLC (“Rani LLC”) and, prior to December 15, 2022, Rani Management Services, Inc. (“RMS”). RMS was dissolved as of December 15, 2022.

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
•
our ability to complete development of the RaniPill HC or any redesign and conduct additional preclinical and clinical studies of the RaniPill HC or any future design of the RaniPill capsule to accommodate target payloads that are larger than the payload capacity of the RaniPill GO capsule used to date for clinical studies of our product candidates;
•
our ability to further develop and expand our platform technology;
•
our ability to utilize our technology platform to generate and advance additional product candidates;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•
our financial performance;
•
our ability to continue as a going concern;
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

•
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms. If we are unable to raise additional capital when needed, we may be forced to delay, limit, reduce or terminate our product development programs or other operations.

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
•
Any restructuring actions that we previously undertook or may undertake in the future may not deliver the expected results and these actions may adversely affect our business operations.
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
•
Our commercial success depends in part on our ability to build and maintain our intellectual property portfolio.
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

PART I

Item 1. Business

Overview

We are a clinical stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics and drugs orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. We are advancing a portfolio of oral therapeutics using our proprietary delivery technology and we are actively pursuing partnering the technology with third party biopharmaceutical companies for the oral delivery of their biologics and drugs.

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We are currently developing two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We have completed three Phase 1 clinical trials using the RaniPill GO. We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability. We have tested preclinically the RaniPill HC with multiple therapeutics, including antibodies and a peptide. We intend to initiate clinical testing of the RaniPill HC in the second half of 2024.

We believe that, together, the RaniPill GO and RaniPill HC could enable us to deliver most biologics currently on the market with convenient, oral dosing.

Data Overview

We have completed three Phase 1 clinical trials with the RaniPill capsule technology. In February 2024, we announced completion of a Phase 1 clinical trial with RT-111, a RaniPill GO capsule containing our proprietary formulation of an ustekinumab biosimilar supplied by Celltrion, Inc. (“Celltrion”), in Australia. The study evaluated the safety and tolerability of a single administration of RT-111 in healthy adult volunteers. The study met all its endpoints, RT-111 was well tolerated and delivered ustekinumab biosimilar with high bioavailability. No serious adverse events were reported in the study.

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

As of December 31, 2023, we have administered the RaniPill capsule 233 times to 146 human subjects in clinical trials, including seven-day repeat-dosing in ten subjects in our Phase 1 study of RT-102. This is in addition to oral administrations of the RaniPill capsule, without a drug or needle, in non-significant risk studies. In our clinical studies, our product candidates were generally well tolerated and no serious adverse events were observed.

Preclinically, we have tested 15 molecules in the RaniPill capsule, including eight antibodies, six peptides and one large protein. We have conducted preclinical testing of more than 7,000 RaniPill capsules in vivo and in vitro. In October 2023, we announced preclinical data from a 60-day, repeat oral-administration good laboratory practices (“GLP”) safety study of the RaniPill capsule in healthy animals. The RaniPill capsule was well tolerated with no treatment-related adverse events and all animals remained clinically healthy throughout the study.

As of January 1, 2024, we had tested more than 200 RaniPill HC devices in vivo including delivery of a peptide and multiple different antibodies. The RaniPill HC represents a significant opportunity to potentially enable the oral delivery of more than ninety additional biologics currently on the market, including therapeutics like dupilumab, secukinumab, pembrolizumab, etanercept and trastuzumab. We intend for the RaniPill HC to be ready for potential Phase 1 clinical trials in the second half of 2024.

Business Update

In November 2023, we announced a strategic program prioritization, expansion of manufacturing and plans to streamline business operations to support near-term value drivers and long-term growth of the RaniPill technology platform (the “Restructuring”). The plans include strategic prioritization of its key development programs, RT-102, RT-111 and the RaniPill HC and expansion of our manufacturing footprint to support increased scale and partnerships, and cost reduction initiatives that align with our near-term goals, including a reduction in our workforce by approximately 25%. As part of the strategic focusing of the business, we have paused work on our RT-105 and RT-110 programs and we terminated our RT-101 program, which was the RaniPill capsule containing octreotide.

Pipeline Overview

The broad utility of the RaniPill capsule to enable the oral delivery of biologics and drugs provides us with a range of attractive development opportunities. We have prioritized development based on specific scientific, developmental, regulatory, and commercial considerations to optimize our portfolio of targeted product candidates. Our internal development targets are focused on well-characterized molecules with attractive commercial characteristics. We believe selection of these targets will allow us to potentially accelerate product approval and market launch, while also broadening patient, provider, and payor acceptance of the RaniPill capsule.

Below is a summary of our product candidate pipeline. We envision complementing these programs with robust partnering activities to maximize the value inherent in the RaniPill capsule.

RT-XXX refers to the RaniPill capsule containing a biologic or drug.

* Clinical timelines are subject to potential regulatory agency review delays.

** Partnered with Celltrion, Inc. Celltrion, Inc. supplies the drug pursuant to a license and supply agreement and has a right of first negotiation for development and commercial rights following completion of a Phase 1 clinical trial that meets its primary endpoint(s).

Our Pipeline Programs

RT-111: Ustekinumab for the treatment of inflammatory conditions

Market overview

Ustekinumab is currently approved by the FDA and European Medicines Agency (“EMA”) for the treatment of various inflammatory conditions under the brand name STELARA. STELARA (ustekinumab) is an interleukin-12 and interleukin-23 antagonist marketed by Janssen Biotech, Inc. with sales of approximately $6.4 billion in the United States and approximately $9.7 billion worldwide in 2022. The latest expiring United States patent for STELARA (ustekinumab) expired in 2023. In the United States, there were estimated to be seven million patients with psoriasis and three million patients with Crohn’s disease or ulcerative colitis in 2021.

Our solution: RT-111

We are developing RT-111, a RaniPill capsule containing an ustekinumab biosimilar, for the treatment of various inflammatory conditions. We entered into a License and Supply Agreement with Celltrion, under which we receive a license and supply of Celltrion’s ustekinumab biosimilar for development and commercialization worldwide, subject to a right of first negotiation for Celltrion following completion of a Phase 1 clinical trial that meets its primary endpoint(s).

Clinical trials

In February 2024, we announced positive topline results from a Phase 1 study of RT-111, which is being developed for the potential treatment of inflammatory conditions. The study met all of its endpoints and RT-111 was generally well tolerated with no serious adverse events noted. In the study, RT-111 orally delivered 0.5 mg and 0.75 mg of our proprietary formulation of ustekinumab biosimilar with high bioavailability.

Study Design

The single-center, open label Phase 1 study of RT-111 was conducted in Australia. The study evaluated the safety, and tolerability of a single administration of RT-111 in healthy adult volunteers. Of the 55 participants, 20 orally ingested RT-111 containing a single 0.5 mg dose of ustekinumab biosimilar and 20 orally ingested RT-111 containing a single 0.75 mg dose of ustekinumab biosimilar, while a control group of 15 participants received a single 0.5 mg subcutaneous injection of STELARA, a commercial formulation of ustekinumab for subcutaneous (“SC”) administration.

Safety Data

In the Phase 1 study, RT-111 was generally well tolerated, with no serious adverse events (“SAE”) noted during the study. None of the participants withdrew from the study due to any adverse event. Two subjects in the 0.5mg RT-111 group and one subject in the 0.5mg SC STELARA® group had mild, transient adverse events which resolved without any intervention. There was no meaningful difference in incidence of anti-drug antibodies via the RaniPill route of delivery compared to STELARA® SC injection.

		Stelara® SC 0.50 mg N=15	RT-111 0.50 mg N=20	RT-111 0.75 mg N=20
Drug Signal Detected		N=15	N=19	N=16
	Number of ADA Positive Cases
Total ADA Positive*	N	4	2	6
	%	27%	11%	38%

* ADA positive post dosing, increase in titer compared to pre-dose level

No participants reported difficulty swallowing the capsule and capsule remnants passed from all participants without sequelae.

Pharmacokinetics (“PK”)

•
Oral RT-111 delivered 0.5mg and 0.75mg of ustekinumab biosimilar with high bioavailability (estimated bioavailability of 84% for 0.5mg RT-111 relative to 0.5mg SC STELARA®).

	Stelara® SC 0.50mg	RT-111 0.50mg	RT-111 0.75mg
Cmax (ng/mL)	56 ± 4	67 ± 7	92 ± 8
Tmax (days)	10 ± 0.8	3.1 ± 0.2*	3.3 ± 0.2*
AUC (day*ng/mL)	1,566 ± 130	1,315 ± 150	1,814 ± 165
Bioavailability	--	84%	--

Data are Mean ± SE from all subjects, including those with anti-drug antibodies. *p<0.0001 significantly different from SC group.

License and Supply Agreement

In January 2023, we announced entering into a License and Supply Agreement with Celltrion under which we receive a license and supply of Celltrion’s ustekinumab biosimilar for development and commercialization of RT-111 worldwide, subject to a right of first negotiation for Celltrion following completion of a Phase 1 clinical trial that meets its primary endpoint(s). We believe the Phase 1 clinical trial that we completed with RT-111, the topline data of which we announced in February 2024, satisfies the requirements for triggering Celltrion’s right of first negotiation.

Next Steps

We intend to advance clinical development of RT-111 at higher doses.

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

Teriparatide, a synthetic form of the natural human parathyroid hormone hPTH(1-34), is a PTH analog administered as a once-daily injection to treat osteoporosis, first developed by Eli Lilly and Company and sold under the brand name Forteo. Another PTH analog injectable is Tymlos by Radius Health, Inc., which was approved in 2017. A teriparatide biosimilar injectable by Pfenex, Inc. was approved in 2019. Annual sales revenue of PTH analogs and biosimilars globally in 2021 was approximately $2.0 billion.

Our solution: RT-102

We are developing RT-102, the RaniPill capsule containing our novel formulation of PTH, for oral treatment of osteoporosis. We have worldwide commercial rights to RT-102. In addition to the existing market, we believe there is an opportunity to expand the market by advancing RT-102 as a first line therapy for osteoporosis.

Preclinical pharmacodynamic study

We conducted a 6-week pharmacodynamic study of the RT-102 drug substance PTH (1-34) to evaluate the effect of daily RT-102 drug substance (“DS”) intraperitoneal injections on bone mineral density in a rodent model of osteoporosis. The study compared two control groups of rodents undergoing sham surgery (N=10) and ovariectomy (N=10) receiving no drug, to three overiectomized groups each dosed with 5 mcg/kg per day of either RT-102 DS (N=10), teriparatide (N=10), or abaloparatide (N=10).

The study found that, following six weeks of treatment:

•
RT-102 DS increased bone mineral density (“BMD”) in a rat model of osteoporosis.
•
RT-102 DS delivered via the intraperitoneal (“IP”) route of administration was biologically active comparable to subcutaneously injected PTH analogs.

Clinical trials

In 2022, we completed a Phase 1 clinical trial with RT-102 in Australia. The study involved a single-ascending dose portion (“Study Part 1”) and a seven-day repeat-dose portion (“Study Part 2”). The Phase 1 study met all of its endpoints, RT-102 was well tolerated and delivery yielded high bioavailability (more than 300% greater bioavailability than subcutaneous injection). No serious adverse events were reported in the study. We plan to initiate a Phase 2 clinical trial of RT-102 in 2024.

Study Part 1 - Topline Results

Study Design

The single-center, open label, Study Part 1 was conducted in Australia. The study evaluated the safety, tolerability, and pharmacokinetics of RT-102 in healthy adult female volunteers. Of the 39 participants, 15 were administered RT-102 containing a single 20 μg dose of PTH and 14 were administered RT-102 containing a single 80 μg dose of PTH, while a control group of ten participants received a single 20 μg subcutaneous injection (SC) of Forteo (teriparatide), a commercial formulation of PTH for subcutaneous administration. The endpoints of the study were safety and tolerability, and measurements of serum concentrations of RT-102 in healthy adult female volunteers.

Safety Data

•
In Study Part 1, RT-102 was generally well tolerated, with no RaniPill-related adverse events (“AEs”) observed in study participants:
•
0% (0/15) of participants dosed with RT-102 20 μg experienced drug-related AEs.
•
14% (2/14) of participants dosed with of RT-102 80 μg experienced drug-related AEs.
•
50% (5/10) of participants dosed with 20 μg of Forteo SC experienced drug-related AEs.
•
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

Device Performance

•
Two versions of the RaniPill capsule were used during Study Part 1: Version C, which was used in our prior Phase 1 study of octreotide (which also utilized a Version A and Version B); and Version D, the latest iteration of the RaniPill capsule.
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
•
Device remnants were excreted without sequelae in all subjects

Pharmacokinetics

•
RT-102 delivered 20 µg of PTH with high bioavailability (relative to 20 µg SC Forteo (teriparatide) in Study Part 1, confirming the high bioavailability of PTH delivered via the RaniPill capsule observed during Study Part 1.

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

Regulatory

We have completed a pre-IND meeting with the FDA with respect to RT-102. Following feedback from the meeting, we believe that a 505(b)(2) pathway is suitable for the development of RT-102 in the U.S. In addition, we obtained guidance from the FDA on our preclinical and clinical development plans for RT-102. We intend to initiate a Phase 2 clinical trial of RT-102 in 2024.

RT-105: Anti-TNF-alpha antibody for the treatment of psoriatic arthritis

Market overview

Anti-TNF-alpha antibodies such as adalimumab are used to treat a range of inflammatory disorders and are among the largest selling class of pharmaceutical drugs globally as measured by revenue. Adalimumab, sold by AbbVie Inc. under the brand name Humira, generated sales of approximately $21.2 billion in 2022. Adalimumab is approved by the FDA and EMA to treat a range of autoimmune conditions, including psoriasis, rheumatoid arthritis, and Crohn’s disease. In the U.S. alone, there are an estimated one and one-half million patients with rheumatoid arthritis, seven million with psoriasis, and three million with Crohn’s disease or ulcerative colitis. At least eight Humira biosimilars entered the U.S. market over the course of 2023.

Patients who use adalimumab administer the drug through a subcutaneous injection once every two weeks. Despite the painful injections required to administer it, adalimumab was the best-selling drug globally in 2020.

Our solution: RT-105

We are developing RT-105, the RaniPill capsule containing a formulation of adalimumab, for oral treatment of a host of inflammatory conditions, beginning with treatment of psoriatic arthritis and later expanding to other indications for which TNF-alpha inhibitors are approved. We believe that the development of an orally administered anti-TNF-alpha antibody represents a significant market opportunity. In June 2023, we entered into a License and Supply Agreement with Celltrion under which we receive an exclusive license and supply of Celltrion’s adalimumab biosimilar for development and commercialization of RT-105 worldwide, subject to a right of first negotiation for Celltrion.

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

PK profiles were similar with no notable differences observed in either area under the curve (“AUC”) or maximum serum concentration (“Cmax”). The mean AUC was 62.7 ± 11.4 µg/ml*day*kg/mg for the subcutaneous group and 45.0 ± 29.0 µg/ml*day*kg/mg for the intrajejunal group. No serious adverse events were noted in this study, and adverse events of headache and flu-like symptoms after intrajejunal administration resolved within 48 hours. The results are consistent with data obtained in preclinical studies, confirming intrajejunal delivery as a viable route of delivery for adalimumab.

Next Steps

In November 2023, we announced the pausing of development of RT-105 as part of a strategic focusing of the business. The next milestone for this program will be to initiate a Phase 1 clinical trial of RT-105. Under the Celltrion Agreement for adalimumab, Celltrion will have a right to terminate the agreement if we do not initiate a Phase 1 clinical trial with RT-105, or fail to deliver to Celltrion topline data from a Phase 1 trial that meets its primary endpoint(s), within certain agreed time periods. We anticipate resuming this program in time to enable us to satisfy these requirements.

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

Our solution: RT-110

We are developing RT-110, the RaniPill capsule containing our second novel formulation of PTH, for oral treatment of hypoparathyroidism. We are creating a sustained release formulation of RT-110 which is intended to provide continuous exposures of the hormone required to normalize the calcium imbalance in hypoparathyroidism patients. We have worldwide commercial rights to RT-110. We believe that there is an unmet need for a delivery method more convenient than injection, and we further believe that the RaniPill capsule could provide for a treatment regimen that can better maintain consistent and sustained plasma levels of PTH than the current treatment regimen of daily PTH injections.

Next Steps

In November 2023, we announced the pausing of development of RT-110 as part of a strategic focusing of the business. The next milestone for this program would be to initiate a Phase 1 clinical trial in healthy volunteers.

The Market and Our Strategy

More than half of the adult population of the U.S. has one or more chronic diseases. The affected population is expected to continue to grow as the population ages. Chronic conditions, including autoimmune diseases, metabolic disorders, cancers, and cardiovascular diseases are increasingly being treated with biologics. In 2022, six of the ten highest revenue-producing drugs in the world were biologics. Current treatments using biologics are primarily via injections.

Biologics, the fastest growing segment of the drug industry, refers to a broad class of drugs that are derived from living sources. Biologics are distinguished from small molecules, like aspirin, which derive from chemistry. Biologics include, for example, recombinant therapeutic proteins, peptides, and monoclonal antibodies, as well as cell and gene therapies. The global biologics market size is estimated to be $429.5 billion in 2024 and is expected to reach $601.26 billion by 2029.

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

We are pursuing a number of clinical and preclinical pipeline programs utilizing our RaniPill capsule. In addition, our newly designed high-capacity oral biologic delivery device, the RaniPill HC, has the potential to deliver 500%-plus higher payloads than our current RaniPill GO capsule. We believe this is a significant breakthrough in drug delivery with the potential to provide expansive opportunities for the company, such that we could potentially pursue a convenient dosing option for over 50 additional biologics, for internal development or through partnership, including such biologics as dupilumab, pembrolizumab, etanercept, trastuzumab and secukinumab. We believe that oral biologics utilizing our RaniPill technology have the potential to disrupt the large and growing biologics market.

Our strategic vision is to disrupt and expand the market currently served by injectable only therapeutic biologics. We plan to do this by developing and advancing a pipeline of oral biologics therapies to unlock the value of these assets and to progress platform development and by actively pursuing partnering of the technology with third party biopharmaceutical companies for the oral delivery of their biologics and drugs. We also intend to explore opportunities to demonstrate the potential of the delivery platform in additional modalities and therapeutics areas. We believe that the RaniPill capsule has the potential to improve the lives of millions of patients with chronic diseases who currently depend on biologics and drugs available only as injections.

Our strategy includes the following aspects.

•
Pursue validated and commercially established market opportunities. We intend to pursue high-value markets with biologics that are already approved or validated where we can develop differentiated products. We believe that these products will take market share from available therapies, while also expanding existing markets by reaching new patient populations that otherwise are not being treated by injectable biologics.
•
Expand in-house manufacturing of the RaniPill capsule. We have vertically integrated our manufacturing, and plan to continue to scale and optimize our manufacturing processes by expanding our use of automation. For commercial scale manufacturing, we will consider engaging one or more third party contract manufacturers,
•
Invest in RaniPill capsule capabilities. We intend to become a leader in oral biologics by continuing to invest in our technology, such as by expanding payload capacity and developing novel biologic formulations to maximize the number of therapeutic targets and addressable markets.

•
Expand our reach by selectively entering into strategic partnerships. We are actively exploring strategic partnerships to enable us to expand our commercial reach and enable oral administration of a broader array of biologics and drugs.
•
Continue to strengthen our intellectual property portfolio. Our patent portfolio has helped establish us as a leading oral biologics company. We plan to continue to innovate and expand our intellectual property by developing further innovations and new applications of the RaniPill capsule.

Rani LLC was founded by Mir Imran, our Chairman of the Board, who continues to contribute to our strategic planning and product development. Mir Imran has a background in medicine and engineering, is a prolific inventor and a serial entrepreneur, having founded more than 20 life sciences companies.

Our Platform Technology

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We are currently developing two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability.We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability.

Each of our product candidates is a RaniPill capsule containing a biologic. We may use the term RaniPill platform or RaniPill device herein to refer to the physical structure and/or mechanisms of the RaniPill capsule absent a biologic.

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

The RaniPill HC operates similar to the RaniPill GO except that, instead of delivering a dissolvable microneedle containing a solid microtablet of drug, the RaniPill HC uses a dissolvable needle to deliver the drug payload in liquid form.

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

•
High bioavailability and high dosing accuracy – Our studies conducted to date have demonstrated that the RaniPill capsule delivers biologics with high bioavailability and high dosing accuracy. This level of bioavailability is significantly higher than that of currently marketed chemistry-based oral biologics, the best attempts of which to our awareness have resulted in peptides being delivered with only low single-digit bioavailability.
•
Protective coating avoids deployment in the stomach – The proprietary protective coating formulation is pH-sensitive, enabling the RaniPill capsule to maintain its integrity through the acidic environment in the stomach for deployment in the small intestine.
•
Protection of the drug prior to delivery – The microneedle and drug are protected from intestinal fluid until delivery, and then the rapid injection of the microneedle into the intestinal wall during delivery provides for little or no exposure of the microneedle or drug to intestinal fluid. This technique serves to overcome the body’s natural mechanisms that break biologics down in the harsh GI environment and thus block biologics from reaching the blood stream from within the intestine.
•
Delivery in both fed and fasted states – The RaniPill capsule is designed to deliver the drug payload regardless of whether the patient ingests the RaniPill capsule with or without food, which we expect will allow for more flexible dosing regimens and improved patient adherence to a given regimen.

•
Self-inflating balloon ensures reliable delivery – The proprietary self-inflating balloon is designed to provide optimal pressure to deliver the payload. In addition, the novel design of the balloon positions the microneedle approximately perpendicular to the intestinal wall for reliable drug delivery, with greater than 90% cumulative drug delivery success observed with the latest version of the RaniPill capsule used in our Phase 1 clinical trials of RT-102 and RT-111. The self-inflating balloon has been designed to minimize GI discomfort.
•
Drug-agnostic design provides a standardized platform – The RaniPill capsule is designed to deliver any molecule irrespective of its molecular mass. This allows a single platform design to be used with multiple drugs.
•
Optimized dosing regimen – Based on the confirmed patient preference for oral delivery alternatives, we expect better treatment adherence with oral dosing versus injections, thus enabling a more clinically-favorable dosing regimen. For example, the RaniPill capsule may enable a regimen of small, more frequent doses, versus larger less frequent doses for injections, to improve treatment adherence. In addition, small, more frequent dosing may allow for therapeutic exposures to be maintained within a narrow range, whereas larger less frequent injection dosing can lead to large variations in therapeutic exposure, which may contribute to adverse events, loss of efficacy, and increased propensity for immunogenic response.

RaniPill HC

We continue to develop the RaniPill HC, a high-capacity RaniPill capsule designed to deliver drug payloads up to 200µL, 500%-plus higher than the payload capacity of the RaniPill GO. In September 2023, we announced three positive preclinical studies which support the development of the RaniPill HC device.

Rani conducted two preclinical studies of the RaniPill HC containing 40ug of teriparatide. In the first study, two RaniPill HC capsules were orally administered to 5 awake canine subjects sequentially, with a second RaniPill HC capsule administered after the deployment of the previous device was confirmed. In the second study, a single RaniPill HC capsule was administered to ten awake canines.

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

In October and November 2023, we announced the completion of two preclinical studies of the RaniPill HC with antibodies, adalimumab and an undisclosed anti-interleukin antibody (“Undisclosed MAB”). In the two studies, the RaniPill HC achieved an oral delivery success rate of 100% (10/10). In one study, we tracked the serum concentrations of adalimumab, following the oral administration of the enteric-coated RaniPill HC capsule containing 11mg of Humira (adalimumab) to four canine models. In the second study, we tracked the serum concentrations of the Undisclosed MAB, following the oral administration of the enteric-coated RaniPill HC capsule containing 16.5mg of Undisclosed MAB to six canine models. In both studies, the RaniPill HC was well tolerated, all animals remained healthy throughout the study period with no clinical findings or adverse events, and all device remnants were excreted normally without sequelae.

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

Adalimumab 11mg via RaniPill HC vs Adalimumab Biosimilar 5mg via Subcutaneous Injection

All Data are Means ± SE

Pharmacokinetics of Undisclosed MAB (16.5mg) Delivered Orally via RaniPill HC Capsules to Awake Canines (N=6)

All Data are Means ± SE

Preliminary preclinical testing supports the potential for RaniPill HC to have high reliability, and initial analysis of drug delivery via the RaniPill HC shows a potential for mimicking parenteral (subcutaneous) administration. We intend for the RaniPill HC to be ready for potential Phase 1 clinical trials in the second half of 2024.

60-Day GLP Study

We conducted a preclinical GLP study evaluating the safety and tolerability of the RaniPill drug delivery platform, following 60-day repeat oral administration of the test article, RT-100, in healthy animals. RT-100 is an enteric-coated capsule identical to RT-102, but instead of PTH contained the pharmaceutical excipient mannitol. The control group received a RaniPill capsule (Mock-RP) of similar weight to RT-100 but filled with potato starch. Male and female (1:1) animals were divided into two groups and were administered either Mock-RP (N=12) or RT-100 (N=24) once daily for 60 days, with half of the animals completing an additional 14-day clinical observation and safety evaluation period. RT-100 was well-tolerated with no treatment-related adverse events and all animals remained clinically healthy throughout the study.

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

Our current pipeline includes well-characterized biologics that have been in clinical use for several years. We believe that we may be able to leverage the FDA’s prior conclusions of safety, purity, and potency for already-approved products in our own BLA or NDA. The degree to which we may be able to reduce the burden on our own development may depend on whether the API or drug substance is the same as the original approved product. Additionally, because certain products originally approved under an NDA have been reclassified by the FDA and would now follow a BLA pathway, it is unclear whether conclusions regarding such reclassified products can be leveraged in our BLA submissions. We intend to have the scope of the leverage that will be available from already-approved biologics clarified on a product-by-product basis for each product candidate in pre-IND meetings with the FDA.

We have completed a pre-IND meeting with the FDA with respect to RT-102. Following feedback from the meeting, we believe that a 505(b)(2) pathway is suitable for the development of RT-102 in the U.S.

CBER and CDER may ask for additional testing for specific biologics, disease indications, or patient populations.

Additional information regarding regulatory pathways is provided in the “Government Regulation” section below.

License and Evaluation Agreements

Celltrion license and supply agreements

In January 2023, we entered into a License and Supply Agreement with Celltrion regarding its ustekinumab biosimilar, CT-P43 (the “Ustekinumab Celltrion Agreement"). In June 2023, we entered into a License and Supply Agreement with Celltrion regarding its adalimumab biosimilar (the “Adalimumab Celltrion Agreement” and together with the Ustekinumab Celltrion Agreement, the “Celltrion Agreements”). Under the Celltrion Agreements, Celltrion grants us an exclusive, worldwide, royalty-free license to certain intellectual property to make, use, sell, offer for sale, import and otherwise exploit RT-111 and RT-105 and to use certain information to support the manufacture, development and commercialization of RT-111 and RT-105. Celltrion will provide, and we will purchase, supply of ustekinumab biosimilar and adalimumab biosimilar at supply prices set forth in the respective Celltrion Agreement. We will obtain ustekiunmab biosimilar and adalimumab biosimilar exclusively from Celltrion for the manufacture, development and commercialization of RT-111 and RT-105, respectively, subject to a right to obtain supply from alternative sources under certain circumstances where Celltrion experiences supply disruption.

Under the Celltrion Agreements, we have sole right to manufacture, develop and commercialize RT-111 and RT-105 worldwide, subject to an exclusive right of first negotiation (“ROFN”) granted to Celltrion for each program. For each program, following our delivery to Celltrion of a data package consisting of topline safety information, pharmacokinetic results and device performance, and the raw data related to topline results from a Phase 1 clinical trial of such program that meets its primary endpoint(s), Celltrion will have 30 days to exercise its ROFN with respect to that program. If Celltrion timely exercises the ROFN, then Celltrion will have an exclusive period of 90 days to negotiate in good faith a definitive agreement with us for rights to clinically develop and commercialize the applicable program in territories selected by Celltrion. In the event Celltrion does not timely exercise the ROFN or Celltrion notifies us that it does not intend to exercise the ROFN or, after timely exercising the ROFN, notifies us that Celltrion withdraws its exercise of the ROFN, or the parties fail to enter into a definitive agreement for the development and commercialization of the applicable program within the exclusive negotiation period, then the ROFN regarding that program will terminate and we will have no further obligations under the Celltrion Agreements related to a ROFN for that program. We believe the Phase 1 clinical trial that we completed with RT-111, the topline data of which we announced in February 2024, satisfies the requirements for triggering Celltrion’s ROFN with respect to that program.

The Celltrion Agreements allocate rights between the parties with respect to inventions generated in performance of the agreement for the manufacture, development and commercialization of each of RT-111 and RT-105, respectively. Celltrion will own intellectual property generated in the programs solely related to its ustekinumab biosimilar or adalimumab biosimilar, respectively. We will own all other intellectual property generated in the programs, and we grant Celltrion an exclusive, worldwide license under such intellectual property solely for use with its ustekinumab biosimilar or adalimumab biosimilar, respectively. We will own all data related to the research, development, manufacture, regulatory activities and commercialization of RT-111 and RT-105 conducted by us. The Celltrion Agreements also contain customary representations, warranties and covenants, and mutual indemnification provisions. We have a right to terminate each agreement for convenience subject to certain notice periods. Celltrion has a right to terminate each agreement if we do not achieve certain development milestones with respect to that agreement, and each party has certain rights to terminate the applicable agreement for material breach or safety concerns regarding the stekinumab biosimilar or RT-111, or adalimumab biosimilar or RT-105, respectively.

Novartis evaluation agreement

In May 2015, we entered into an Evaluation and First Rights Agreement (the “Novartis Agreement”) with Novartis Pharmaceuticals Corporation (“Novartis”), in which we agreed to perform certain specified research for Novartis to evaluate two specified Novartis compounds with our oral drug delivery technology. In August 2019 and July 2020, we amended the agreement to focus on one compound. Under the agreement, we granted Novartis an exclusive, fully paid-up license to the intellectual property it generates for the sole purpose of delivering that compound via any delivery route other than through use of any microtablet. Novartis will own intellectual property generated related to that compound and we will own all other intellectual property regardless of inventorship. We are currently in the process of completing our own internal testing of higher capacity payloads in the RaniPill capsule. Certain data from such testing was shared with Novartis pursuant to the July 2020 amendment. Following delivery of a report by us, Novartis will have a right of first negotiation to obtain rights to research, develop, manufacture, and commercialize a specified class of biologics formulated with our delivery technology (“Novartis Field”) for a period of four months. If we and Novartis do not reach an agreement in this period, for a period of another six months Novartis will have the opportunity to make a topping bid on any third-party transaction proposal in the Novartis Field. Unless earlier terminated, the Novartis Agreement will expire upon the expiration of the last-to-expire time periods for which Novartis has a right of first negotiation or a right to make a topping bid. Prior to these periods, Novartis may terminate the Novartis Agreement at any time for convenience, and we and Novartis may terminate the Novartis Agreement for the other party’s uncured material breach.

Novartis has paid us an aggregate of $7.0 million under the Novartis Agreement as of December 31, 2022 and made an equity investment of approximately $5 million in our Series C preferred unit financing. As part of the organizational transactions in connection with our initial public offering, the Series C preferred units were exchanged for 404,638 Paired Interests. We did not receive any payments from Novartis under the Novartis Agreement in 2023 and we do not expect any future payments under the Novartis Agreement unless we and Novartis negotiate a new agreement constructed around a higher-capacity payload system.

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

The RaniPill capsule manufacturing process

* Microtableting only applicable to drugs formulated for use in the RaniPill GO capsule.

For the RaniPill GO, a drug API or drug substance combined with excipients specific to the drug API or drug substance is lyophilized and compressed into a solid microtablet form. The microtablet (in the case of RaniPill GO) or liquid drug (in the case of RaniPill HC) is sealed inside a microsyringe under aseptic conditions. The microsyringe is incorporated in the RaniPill capsule, which is given a protective coating. Each of these steps in the manufacturing process has been subjected to rigorous testing and process qualification procedures to ensure manufacturing consistency. In the case of ustekinumab for RT-111 and adalimumab for RT-105, we obtain supply of drug substance from Celltrion under the Celltrion Agreements. For other APIs or drug substances, we rely on non-exclusive, third-party relationships with several manufacturers for the drug API or drug substance. We maintain in-house capabilities related to the aseptic manufacturing, following FDA Current Good Manufacturing Practice (“cGMP”) regulations for drugs that contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packing of a drug product guidelines. Our personnel have significant technical, manufacturing, analytical, quality, regulatory, and project management experience to oversee our third-party manufacturers and to manage in-house manufacturing and quality operations in compliance with regulatory requirements.

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

Sales and supply infrastructure

Development of our product candidates includes identifying sources that can provide consistent quality and increasing quantities of APIs or drug substance to meet our needs through in vitro studies, preclinical studies, and clinical trials, and later into commercialization. We currently do not have agreements in place for long-term supplies of any API or drug substance, other than ustekinumab biosimilar for RT-111 and adalimumab biosimilar for RT-105. Availability of API or drug substance supply may inform our decisions regarding which product candidates present the best development opportunities.

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

Broadly speaking, we will face competition from current and future (generic or biosimilar) manufacturers of the branded injectable versions of our pipeline drugs, manufacturers such as AbbVie Inc., Eli Lilly and Company, Janssen Biotech, Inc., etc. However, we believe that oral biologics have the potential to take significant market share from current injectable therapies. We also believe that oral biologics have the potential to expand existing markets by an early reach into new patient populations that are averse to taking injections.

We are aware of certain other companies that are pursuing oral biologics through either device-based or chemistry-based technologies. We may also face competition from companies that develop oral small molecule therapeutics to the same biological targets as biologics. Early-stage device-based technologies such as the SOMA and LUMI from the Novo Nordisk-MIT collaboration were reported to be in early clinical and preclinical stages, respectively. Two other companies pursuing a device-based approach are Biograil ApS and Biora Therapeutics, Inc., both of which were reported to be in a preclinical stage of development. Chemistry-based oral delivery companies include Oramed Pharmaceuticals, Inc., Entera Bio Ltd., Protagonist Therapeutics, Inc., i2O Therapeutics, Intract Pharma, and two with recently approved oral peptide products – Mycappssa from Chiesi Farmaceutici SpA and Rybelsus from Novo Nordisk A/S. Chemistry-based approaches have limited applications because they work only for small peptides and, even then, with low (often less than 1%) bioavailability, far lower than injections. In contrast, our versatile technology is designed to deliver biologics, from small peptides to large proteins, irrespective of molecular mass and with bioavailability similar to that of injections.

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

Our initial patent family has a priority date in 2009, with patent term expected to extend into at least 2030 if all fees are paid. This patent family claims many device aspects of the RaniPill platform, including aspects of the RaniPill GO and certain aspects of the RaniPill HC, and the delivery of a wide variety of biologics using the RaniPill platform. Granted patents and pending patent applications in this core family number more than 270. As of January 1, 2024, this patent family included 79 patents issued in the United States and 144 patents issued in other jurisdictions (in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, India, Ireland, Italy, Japan, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), with applications pending in the United States, Australia, Canada, China, Europe, Hong Kong, India, and Japan.

We also own several patent families directed to the RaniPill HC. These patent families have priority dates in 2020, 2022, and 2023, with patent term expected to extend into at least 2044 if all fees are paid. These patent families include claims directed to device aspects, devices containing specific biologics, methods of preparing such devices, and methods of delivering a wide variety of biologics using the RaniPill HC.

Our microtablet patent family includes claims covering the microtablets delivered by the RaniPill GO. This patent family has a priority date in 2014, includes several dozen granted patents and pending patent applications, and is expected to have patent terms extending into at least 2035 if all fees are paid. As of January 1, 2024, this patent family included 12 patents issued in the United States, 11 patents issued in other jurisdictions (i.e., Australia, Canada, China and Japan), with applications pending in the United States, Australia, Canada, China, Europe, India, and Japan.

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

Government Regulation

Regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of products such as those we are developing. We, along with our third-party contractors and/or collaboration partners, will be required to navigate the various preclinical, clinical, and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Failure to comply with applicable regulations at any time during the product development process or approval process or after approval may result in delays to the conduct of a study, regulatory review, or commercialization authorization, or may subject an applicant to administrative or judicial actions. In the United States, such actions could include, among other actions, refusal to allow proceeding with clinical trials, imposition of a clinical hold, refusal to approve pending applications, withdrawal of an approval, license suspension or revocation, issuance of untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations or penalties.

Current Good Manufacturing Practices (“cGMP”)

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (“GCP”), which includes the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Furthermore, an independent IRB or ethics committee for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and an IRB or ethics committee must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the trial is not being performed in accordance with the investigational plan or associated protocols, or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if the data safety monitoring board determines that there is an unacceptable safety risk for subjects, no demonstration of efficacy, or other grounds. There are also requirements governing the reporting of ongoing preclinical studies, clinical trials, and clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

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

Pediatric Research Equity Act (PREA)

Under the Pediatric Research Equity Act (“PREA”), a BLA or NDA submission or supplement must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration submit an initial Pediatric Study Plan, (“PSP”), within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints, and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional action is taken by Congress. Further, Congress is considering additional health reform measures. In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

Data privacy and security obligations

In the ordinary course of our business, we may collect, receive, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store (“process”) proprietary, confidential and sensitive information, including personal data, intellectual property, trade secret, clinical trial data, and proprietary information owned or controlled by ourselves or third parties (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”), other U.S. state comprehensive privacy laws (such as Virginia, Colorado, Connecticut, and Utah), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”). Obligations related to the processing of personal data worldwide is rapidly evolving. The number and scope of data privacy and security laws, regulations and other obligations is changing, subject to differing applications and interpretations, and may be inconsistent among jurisdictions, or in conflict with other data processing obligations. Efforts to ensure that our current and future business operations and arrangements, including our relationship with our CROs or other vendors who process data on our behalf, comply with applicable data privacy and security obligations involve substantial costs.

Employees

As of December 31, 2023, we had 140 full-time employees and no part-time employees. The majority of our employees are based at our facilities in San Jose and Milpitas, California, with a contingent of employees based outside of California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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
•
Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of our Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at our election, we may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if we, at the election of the Continuing LLC Owners, redeem or exchange such Paired Interest pursuant to the terms of the Rani LLC Agreement.
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

Risks Related to Operating History, Financial Position and Capital Requirements

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms. If we are unable to raise additional capital when needed, we may be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Our operations have consumed substantial amounts of cash since our inception. We are in early clinical development with certain product candidates and have conducted or are in preclinical development with other product candidates. We intend to advance our product candidates into initial and later stages of clinical development, which requires significant capital. In addition, we are developing the RaniPill HC. If the FDA or any comparable foreign regulatory authorities, such as the EMA, require that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates or any of our future product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

As of December 31, 2023, our cash, cash equivalents and marketable securities totaled $48.5 million. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2023 are issued. Our existing capital resources, including the net proceeds from our IPO and term loans we received under a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”), will not be sufficient to enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates.

If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our audited financial statements, and investors may lose all or a part of their investment.

We may not be able to obtain additional funding on acceptable terms, or at all. As a result of geopolitical events, including the conflicts in Ukraine and Gaza, inflation, rising interest rates and other conditions, the global credit and financial markets have experienced volatility and disruptions. In addition, the report from our independent registered public accounting firm issued in connection with this Annual Report on Form 10-K contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

If we are unable to obtain funding on a timely basis, or to generate sufficient revenues, if at all, from collaboration arrangements, we may be required to:

•
significantly curtail, delay or discontinue one or more of our research or development programs, the development of our oral delivery technology, including the RaniPill HC, the commercialization of any product candidates or cease operations altogether;
•
seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
•
relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or
•
forego expansion of our operations or refrain from pursuing business opportunities.

For example, in November 2023, we underwent a reduction in our workforce and paused or discontinued certain programs to reduce our expenses and focus our financial resources on key priorities. As a result of any of the foregoing types of actions, our business, financial condition and results of operations could be materially affected.

Our efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop the RaniPill platform, including the RaniPill HC, to progress development of our product candidates or to automate our manufacturing processes.

Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Class A common stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. The Lender already has a security interest in substantially all of our assets, including our intellectual property, which may prevent or limit our ability to incur additional indebtedness.

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
•
the economic and other terms, timing of and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
•
the effects of disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical conflicts or other such disruptions.

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

We have incurred significant operating losses since our formation. Our net loss for the year ended December 31, 2023 was approximately $67.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders, deficit and working capital. The majority of our losses have resulted from expenses incurred in connection with research and development, manufacturing automation and scaleup, and establishing our intellectual property portfolio. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue incurring significant research, development, manufacturing and other expenses related to our ongoing business operations and product development, and as a result, we expect to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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
•
our ability to obtain, as well as the timeliness of obtaining, additional funding to develop, and potentially manufacture and commercialize our product candidates and develop the RaniPill HC;
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
•
our ability to enter into collaboration agreements with third parties who may desire to license our oral delivery technology for use with their own product candidates;
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

In August 2022, we entered into the Loan Agreement with the Lender for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

We may undertake various restructuring activities in an effort to better align our resources, organizational structure and costs with our strategic priorities, including streamlining of business operations and development program priorities and reduction in force. For example, in November 2023, we committed to a restructuring plan involving the reduction of our workforce by approximately 25%. As a result of the restructuring activities, we estimate we will incur approximately $0.3 million in costs of which nearly all are cash expenditures related to severance and half of which was incurred in the fourth quarter of 2023. The restructuring is expected to be substantially completed by the end of the second quarter of 2024. The estimates of costs that we expect to incur in connection with the restructuring and the timing thereof are subject to a number of assumptions and actual results may differ materially from estimates. We may also incur other charges or cash expenditures not currently contemplated in connection with the restructuring due to unanticipated events that may occur, including in connection with the implementation of the restructuring. In connection with such activities, and any other future restructuring activities, we may experience a disruption in our ability to perform functions critical to our strategy or business objectives. While we strive to reduce the negative impact of such restructuring actions, such actions could result in significant disruptions to our operations, including adversely affecting our clinical program development, technology platform development, the successful implementation and completion of our strategic objectives and the results of our operations. We expect to continue to actively manage our costs. However, if we do not fully realize or maintain the anticipated benefits of our restructuring plans and cost reduction initiatives, our business could be adversely affected. Restructuring activities may also yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. We may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We may not be able to successfully deliver the biologic payload to the intestinal wall with great enough certainty to achieve adequate efficacy or safety for any of our product candidates or to the satisfaction of the FDA or other regulatory bodies or potential collaborators. Given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of preclinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, the results generated to date in preclinical studies and the Phase 1 clinical trials ofRT-102 and RT-111 do not ensure that future Phase 2 or later clinical trials of these product candidates will have similar results or be successful. In the Phase 1 clinical trials of RT-102 and RT-111, we tested the RaniPill capsule in a limited number of healthy volunteers. While we have not observed any serious adverse events as a result of these clinical trials, we have not widely tested the RaniPill capsule in humans and cannot be certain how the RaniPill capsule will perform when more widely tested in humans in any additional or later clinical trials. In addition to our ongoing and planned preclinical studies and clinical trials, we expect to have to complete at least two large scale, or adequate, well-controlled trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing biologics, we expect to have to evaluate long-term exposure to establish the safety of our biologics in a chronic dose setting.

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
•
the impacts of the conflict between Russia and Ukraine on our ongoing and planned preclinical studies and clinical trials;
•
adding new clinical trial sites; or
•
manufacturing sufficient quantities of product candidate for use in our preclinical studies and clinical trials, including product candidates manufactured in accordance with our specifications.

In addition, we could encounter delays if a clinical trial is modified, suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such clinical trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose a modification, suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or clinical trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed and our ability to generate product revenue from any of these product candidates will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Moreover, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols the integrity of data from our clinical trials may be compromised or not accepted by the FDA or comparable foreign regulatory authorities, which would represent a significant setback for the applicable program.

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

We develop microtablets of drugs for use in the RaniPill GO and may need to develop or modify formulations of drugs for use in the RaniPill HC or future versions of the RaniPill capsule. Drug formulation work is difficult and the outcomes are uncertain. If we are not able to develop a drug formulation suitable for use with our RaniPill capsule, it could prevent, limit or delay our ability to pursue or advance product candidates. Even if we are successful in developing drug formulations of product candidates that are suitable for the RaniPill capsule, such formulations may cause the drug to perform differently than another formulation of the drug and could result in our product candidates having a safety or efficacy profile different or worse than other formulations of the drug. If we are unable to develop, or have difficulties or delays in developing, suitable formulations of drugs for the RaniPill capsule, our ability to develop and commercialize product candidates, to expand use of the RaniPill oral delivery technology and to generate revenues could be adversely affected.

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

We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•
the FDA or comparable foreign regulatory authorities disagreeing with the design or implementation of our clinical trials or the risks and benefits of the product candidate;
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

For example, in our Phase 1 clinical trial of RT-102, the RaniPill capsule was well tolerated by all subjects, and no subjects had difficulty swallowing the pill. Capsule remnants were passed by all trial subjects and no serious adverse events were observed. However, we have generated limited clinical data with the RaniPill capsule to date, and further analysis may reveal adverse events inconsistent with the safety profile observed to date.

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

We are developing product candidates based on novel technologies, and we, directly or with potential collaboration partners, intend to understand and deliver the requisite demonstration of safety and efficacy that the FDA and comparable foreign regulatory authorities may seek for the approval of our product candidates, which comprise a biologic or drug within the RaniPill capsule. It is possible that the regulatory approval process may take significant time and resources and require deliverables from independent third parties not under our control. For some of our product candidates, the regulatory approval path and requirements may not be clear or may change, which could add significant delay and expense. For example, although we have engaged in pre-submission meetings with the FDA, we have limited feedback from the FDA on the clinical trials that will be necessary to support BLA or NDA submissions for any of our product candidates. The FDA or regulatory authorities outside the U.S. may require more or different data or documentation regarding the RaniPill technology or our product candidates than we generate or anticipate, which could cause delays to planned clinical activities. Delays or failure to obtain regulatory approval of any of the products that we or potential collaboration partners develop using our novel technologies would adversely affect our business.

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

We have limited clinical data on our product candidates and we have not conducted any studies to evaluate whether they are safe or effective for long-term use in humans, including to evaluate the safety of any degradation products that may result after the drug is injected into the intestinal wall. In our Phase 1 clinical trials, we tested the RaniPill capsule in a limited number of healthy volunteers. While we have not observed any serious adverse events as a result of these preclinical studies or our clinical trials, we have not widely tested the RaniPill capsule in humans and cannot be certain how the RaniPill capsule will perform when more widely tested in humans in any later clinical trials.

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

We have conducted and may in the future choose to conduct one or more clinical trials outside the United States. For example, we have conducted our Phase 1 clinical trials in Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We face competition primarily from current and future (generic and biosimilars) manufacturers of subcutaneous and IV injectable versions of our product candidates, such as AbbVie Inc., Eli Lilly and Company, Janssen Biotech, Inc. and the SOMA and LUMI from the Novo Nordisk-MIT collaboration. Additionally, we face competition from companies that are pursuing the development and manufacture of oral biologics, including Oramed Pharmaceuticals, Inc., Entera Bio Ltd., Protagonist Therapeutics, Inc., Chiesi Farmaceutici SpA, i2O Therapeutics, Biora Therapeutics, Inc., Intract Pharma, and Novo Nordisk A/S. We also face competition from gene and cell therapy companies. Further, our product candidates aim to treat chronic diseases. As a result, we also compete with curative therapies on the basis that they cure the chronic disease we are intending to treat.

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

Our projections of both the number of people who have the diseases we may be targeting, as well as the subset of people with these health issues who have the potential to benefit from treatment with our current and any of our future product candidates are based on our beliefs and estimates. For example, we are developing RT-102, an oral administration of PTH for the treatment of osteoporosis, for which we estimate the patient population is approximately ten million in the United States as of 2018, and RT-111 for the treatment of inflammatory conditions, for which we estimate the patient population to be seven million for psoriasis and three million for Crohn’s disease or ulcerative colitis in the United States as of 2021. These estimates, and estimates for our other product candidates, have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new information may change the estimated incidence or prevalence of these diseases. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria for indications included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patients, and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Even if we obtain significant market share for our products, if approved, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

In the past, we have entered into evaluation agreements with Takeda and certain other pharmaceutical companies concerning the formulation and manufacture of oral versions of Factor VIII and other molecules. In January 2023, we entered into a License and Supply Agreement with Celltrion, under which we receive supply of ustekinumab biosimilar from Celltrion for RT-111 and Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-111 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). In May 2023, we entered into another License and Supply Agreement with Celltrion, under which we receive supply of adalimumab biosimilar from Celltrion for RT-105 and Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-105 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). We believe the Phase 1 clinical trial that we completed with RT-111, the topline data of which we announced in February 2024, satisfies the requirements for triggering Celltrion’s right of first negotiation with respect to that program. If the parties enter into an agreement granting Celltrion development and commercialization rights for RT-111 or RT-105, we may be reliant on Celltrion to develop and commercialize the applicable product(s) in certain countries or worldwide.

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

We may seek to enter into, and have entered into, collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. In addition, we may seek to enter into collaborations, joint ventures, licenses and other similar arrangements with third party biopharmaceutical companies for use of the RaniPill technology in developing and commercializing their own molecules. We may not be successful in our efforts to establish or maintain such collaborations because our research and development pipeline may be insufficient, our product candidates or technology may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates or technology as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. Following a strategic transaction or license, we may not achieve an economic benefit that justifies such transaction.

In January 2023, we entered into a License and Supply Agreement with Celltrion, under which Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-111 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). In June 2023, we entered into another License and Supply Agreement with Celltrion, under which we receive supply of adalimumab biosimilar from Celltrion for RT-105 and Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-105 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). We believe the Phase 1 clinical trial that we completed with RT-111, the topline data of which we announced in February 2024, satisfies the requirements for triggering Celltrion’s right of first negotiation. However, even if we complete the requisite clinical trial for RT-111 or RT-105, Celltrion has no obligation to exercise its right of first negotiation, and if it does exercise such right we may not be able to agree on terms favorable to us or acceptable to us or Celltrion. Accordingly, there can be no assurance that the parties will enter into an agreement granting Celltrion development and commercialization rights for the applicable product following completion of a Phase 1 trial that meets its primary endpoint(s) or any exercise of the right of first negotiation. In November 2023, we announced that we have paused the RT-105 program until we have appropriate resources to continue the development. While the License and Supply Agreement with Celltrion regarding adalimumab biosimilar for RT-105 remains in place, if we do not initiate a Phase 1 trial with RT-105 within a certain time period specified in the agreement or fail to deliver Phase 1 data to Celltrion within a later timepoint specified in the agreement, Celltrion will have a right to terminate that License and Supply Agreement. In addition, as a result of a pausing of the RT-105 program, Celltrion’s interest in exercising its right of first negotiation with respect to that program or negotiating a collaboration for that program could diminish.

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

In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and, if approved, commercialization of our product candidates, and may not conduct those activities in the same manner as we do. Any termination of collaborations that we may enter into in the future, or any delay in entering into collaborations related to our product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be successful in our efforts to use and expand our proprietary RaniPill platform to build a pipeline of product candidates and partnered programs.

A key element of our strategy is to leverage the RaniPill platform to expand our pipeline of product candidates and to enter into collaborations, licenses or similar arrangements with third party biopharmaceutical companies to use the RaniPill technology in developing and commercializing the third party’s molecules. In order to do so, we must continue to invest in the RaniPill platform and development capabilities. Although our research and development efforts to date have resulted in a pipeline of our core product candidates, these product candidates may not be safe and effective and may not obtain regulatory approval. In addition, although we plan to develop the RaniPill platform to deliver a diverse pipeline of product candidates across multiple diseases and disorders (alone or with partners), we may not prove to be successful at doing so. Potential partners may not see the opportunities created by the RaniPill platform the same way we do, or at all, and even if they do we may not be able to negotiate and enter into licensing or other transactions with potential partners on favorable terms, or at all. Even if we are successful in continuing to build our pipeline or establishing licensing arrangements with third parties regarding use of our platform for their molecules, the potential product candidates that we or they identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. Even after approval, if we or potential partners cannot successfully develop or commercialize products using the RaniPill technology, or if serious adverse events are discovered after commercialization, we will not be able to generate any product revenue, which would adversely affect business.

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

Furthermore, certain of the product candidates contemplated by our current product pipeline may require use of the RaniPill HC, which is in preclinical testing and has not been tested clinically. There is no guarantee that we will be able to complete development of the RaniPill HC or that it will be compatible for use with product candidates or that it will achieve test results sufficient to advance it or our product candidates to later stages of development and/or commercialization,, any of which could adversely affect the commercial potential of the RaniPill platform. Additionally, to the extent we are able to develop RaniPill HC or another device with a larger payload capacity, we may be required to conduct additional preclinical or clinical studies to establish performance characteristics of the updated design, and for regulatory authorities to permit evaluation of the updated design in human subjects.

As a result of a failure in any one of these factors, our business, financial condition and results of operations could be adversely affected.

Our high-capacity oral delivery device, RaniPill HC, is in early stages of development, and it is subject to the inherent risks and uncertainties of developing a novel, innovative technology. Our efforts to develop RaniPill HC may not be successful.

RaniPill HC is in early stages of development, and it is subject to the inherent risks and uncertainties of developing a novel, innovative potential technology. Development of a new delivery device is time-consuming and costly, and could distract the attention of our management or other employee resources from our existing and future business. Our efforts to develop RaniPill HC may not be successful or RaniPill HC may require modifications that could limit its utility or viability as an oral delivery device. We may not be able to complete development of RaniPill HC in a timely manner, or at all, or such development may require an amount of time and resource that we are not able to devote to it or believe is not warranted based on the estimated benefits. The potential value of RaniPill HC may never be realized for a variety of reasons, including that we are not able to successfully develop RaniPill HC, third parties develop competitive technologies or products similar to or more effective or attractive than RaniPill HC, we are not able to develop manufacturing processes to produce RaniPill HC consistently and reliably or within a cost range that makes RaniPill HC products commercially viable. Any such factor could reduce or eliminate the potential value of RaniPill HC or product candidates that could be developed using RaniPill HC. In addition, while we currently expect that RaniPill HC will be able to leverage many of the same components and manufacturing processes as are used for our existing delivery device, it may turn out that such components or manufacturing processes are not suited for RaniPill HC or RaniPill HC may require modifications that negatively affect our ability to use common components or processes between the RaniPill GO and RaniPill HC. Any of the foregoing factors or circumstances may adversely affect our business prospects, our attractiveness as a business partner or collaborator, our ability to raise additional capital, and our financial results.

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

As a vertically-integrated manufacturer of a novel oral delivery technology, we may require significant time to develop manufacturing operations and processes capable of producing safe and reliable product at sufficient scale to meet business needs, if we are able to do so at all.

Since our RaniPill capsule employs novel technologies, we manufacture many of the components and have customized equipment needed for manufacturing the RaniPill capsule and we are required to develop novel manufacturing processes. This requires the development of new methods and know-how, as well as specifications and testing appropriate for manufacture of the RaniPill capsule. It may take significant time to develop manufacturing operations and processes capable of producing safe and reliable product at sufficient scale to meet business needs, if we are able to do so at all. We may find that certain materials used for the RaniPill capsule are not suitable for use with some or any product candidates, that certain processes as designed do not perform as intended and must be re-designed, or that certain operations as currently performed cannot be scaled up or automated as planned or at all. Even if we are able to develop manufacturing operations and processes that perform as we intend, the FDA, EMA or other regulatory authorities or potential collaboration partners may not deem such operations or processes to be acceptable, in which event we may need to change such operations, processes, specifications or testing or develop new operations, processes, specifications or testing, which may result in delays in or adversely affect the development or potential approval of product candidates or the negotiation or completion of third party collaboration arrangements, or require us to divert resources and attention from our product candidates or other business opportunities. Any such event could have a material adverse impact on our business.

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

For example, in the United States in March 2010, the ACA was enacted to increase access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and the health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on

February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotherapeutics and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical, engineering and regulatory personnel. We are highly dependent on our existing senior management team. We are not aware of any present intention of any of these individuals to leave us. All of our employees may terminate their employment with us at any time, with or without notice. In addition, we manufacture the RaniPill capsule internally. As a result, we rely and will continue to rely on highly qualified manufacturing personnel to manufacture the RaniPill capsule. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our manufacturing efforts as well as our business, financial condition and prospects. Our success depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management training and skills.

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

If we fail to achieve announced milestones in the timeframes we announce and expect, our stock price may decrease, the commercialization of our product candidates may be delayed and our business and results of operations may be harmed.

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

We and some of the third-party service providers on which we depend for various support functions, such as data storage, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. Our corporate headquarters is located in San Jose, California, which in the past has experienced severe earthquakes and fires.

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

A public health crisis could adversely impact our business including our ongoing and planned preclinical studies and clinical trials.

A public health crisis may cause delays in our preclinical and planned clinical development activities and may impact our third-party manufacturers and suppliers, which could disrupt its supply chain or the availability or cost of materials. If governmental authorities reinstate or issue new public health directives as a result of a public health crisis, these may negatively impact productivity, disrupt our business, and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact business, results of operations and financial condition, including our ability to obtain financing. Such disruptions could severely impact our business, current and planned clinical trials and preclinical studies, including as a result of:

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
•
changes in regulations as part of a response to a public health crisis or other such disruptions which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue clinical trials altogether;
•
interruptions or delays to our pipeline and research programs; and
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel.

Further, as a result of a public health crisis, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect trial participants, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical trials that may be disrupted as a result of the crisis are collected pursuant to the trial protocol and consistent with GCPs, with any material protocol deviation reviewed and approved by the site IRB. In addition, potential patients in our planned clinical trials may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution during any such crisis.

Additionally, governmental and medical resources and attention may be focused on the applicable crisis, which may make it more difficult to obtain required reviews or approvals, necessary materials, or clinical or preclinical sites or slots, or manufacturing slots for the products needed for our planned clinical trials, which could lead to delays in these trials.

A continued and prolonged public health crisis could have a material negative impact on our business, financial condition, and operating results. It could also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments.

These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties on which we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU GDPR, the UK GDPR and China’s Personal Information Protection Law (“PIPL”), impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We conduct clinical trials in Australia, may conduct clinical studies in the EU and other countries and may be subject to EU GDPR, UK GDPR or other data privacy regulations, and we work with companies and vendors in Asia and may be subject to new and emerging data privacy regimes in Asia, including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activitist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish a privacy policy on our website. If this policy or other privacy or security-related statements or materials we may publish is found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on which we rely may fail to comply with such obligations, which could negatively impact our business operations.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data; and imprisonment of company officials.

In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or those of third parties on which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and as a result, we face a variety of evolving threats that could cause security incidents.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, develop, test and distribute our capsules, product candidates, and other goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We regularly have employees that work remotely. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party collaborators, consultants, contractors, suppliers, and service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, contract research organizations, employee email, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business.

Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third parties experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties on which we rely fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties on which we rely. A security incident or other interruption could disrupt our ability (and that of third parties on which we rely) to provide our products. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party on which we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

We may also inadvertently lose patent assets by failing to follow agency procedures. The U.S. Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent issues. Non-compliance with provisions of the various patent agencies can result in the expiration or abandonment of a patent or patent application, resulting in partial or complete loss of associated patent rights in the relevant jurisdiction.

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

Further, we are presently party to a Service Agreement with ICL effective January 1, 2021, as amended in March 2022 and March 2024 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests, and Rani LLC occupies certain facilities leased by ICL. Pursuant to the Rani LLC-ICL Service Agreement, we may engage ICL to perform development work on behalf of our company. We will wholly own intellectual property resulting from such development work only if it relates to the oral delivery of a biotherapeutic agent or sensor (the “Rani Field”), and was developed on our time and with our resources. All other resulting intellectual property will be wholly owned by ICL. ICL has agreed to exclusively license certain intellectual property to us for use solely within the Rani Field, but we may not obtain a license on favorable terms.

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

Our patent portfolio includes numerous issued European patents and pending European patent applications directed to various technical aspects of our business. The European Patent Office (“EPO”) provides for an opposition proceeding that could result in revocation of or amendment to a European patent. We are presently involved in opposition proceedings involving four of our European patents at the EPO, all of which opposition proceedings were asserted against us by Novo Nordisk A/S.

The first opposition proceeding involves European Patent No. 2515992, which is generally directed to an ingestible device. In July 2021, the EPO Opposition Division issued a decision resulting in an amendment to the claims of the patent. Both parties subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

The second opposition proceeding involves European Patent No. 2544668, which is generally directed to a therapeutic agent preparation. In December 2021, the EPO Opposition Division issued a decision resulting in revocation of the patent. Both parties subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

The third opposition proceeding involves European Patent No. 3461478, which is in the same family as European Patent No. 2515992 noted above. In April 2022, the EPO Opposition Division issued a decision resulting in an amendment to the claims of the patent. Both parties subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

The fourth opposition proceeding involves European Patent No. 3653223, which is generally directed to a swallowable device. In October 2023, the EPO Opposition Division issued a decision resulting in an amendment to the claims of the patent. Both parties subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

While we own numerous issued European patents and pending European patent applications, including several in the same patent families as the four patents noted above and which are not currently the subject of opposition proceedings, there is a risk that one or more of our issued European patents will be revoked, or have its claims amended, through an opposition process. If this were to happen to one of our European patents, the corresponding national patent in each European country in which the European patent was validated would similarly be revoked or have its claims amended. We believe that our current patent portfolio provides us with meaningful protection of the RaniPill technology in Europe even apart from the four European patents which are the subject of the current opposition proceedings. However, if any of the current oppositions results in a revocation or reduction in our patent protection, it could encourage Novo Nordisk A/S or other parties to seek to invalidate or reduce additional patents in Europe or other jurisdictions. If current or future opposition proceedings result in the revocation or amendment of one or more of our patents that cover important aspects of our technology, it could have a material adverse impact on our ability to commercialize and/or our ability to defend against potential competitors in Europe or the applicable jurisdiction(s).

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

We intend, as its managing member, to cause Rani LLC to make cash distributions to the owners of LLC Interests, including us, in an amount sufficient to (i) fund their or our tax obligations in respect of allocations of taxable income from Rani LLC and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Rani LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Rani LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Rani LLC insolvent. In addition, for taxable years beginning after December 31, 2017, liability for adjustments to a partnership’s tax return can be imposed on the partnership itself in certain circumstances, absent an election to the contrary. Rani LLC could be subject to material liabilities pursuant to adjustments to its partnership tax returns if, for example, its calculations or allocations of taxable income or loss are incorrect, which also could limit its ability to make distributions to us.

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

Pursuant to the Rani LLC-ICL Service Agreement, ICL provides us certain general and administrative corporate support services. In addition, pursuant to the Rani LLC-ICL Service Agreement and a separate service agreement dated January 1, 2021 originally between RMS and ICL but which was assigned by RMS to Rani LLC in April 2022 and amended in March 2024 (the “RMS-ICL Service Agreement”), we sublease from ICL the office, laboratory and manufacturing space used for our operations (“Occupancy Services”). In March 2024, we entered into an amendment to the RMS-ICL Service Agreement to increase the Occupancy Services from 23,000 square feet to 24,000 square feet. In March 2024, we also entered into an amendment to the Rani LLC-ICL Service Agreement to extend the term of the Occupancy Services in Milpitas, California from February 2024 to August 2024 and to increase the payment for such Occupancy Services during the extension period.

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

The Rani LLC-ICL Service Agreement will automatically renew for successive one-year terms unless sooner terminated by either party. Termination of individual services under the Rani LLC-ICL Service Agreement or RMS-ICL Service Agreement requires 60 days’ notice, and termination of Occupancy Services under the Rani LLC-ICL Service Agreement or RMS-ICL Service Agreement requires six months’ notice; except that the Occupancy Services in Milpitas, California will expire in August 2024, following the amendment entered into in March 2024. In the event the Rani LLC-ICL Service Agreement or RMS-ICL Service Agreement is terminated by us or ICL, we will need to replicate or replace certain functions, systems, equipment or facilities to which we will no longer have the same access. Such changes may be costly to implement and disruptive to our business. In February 2024, we began to occupy a facility in Fremont, California. We intend to transition certain of our operations to that facility so that we will no longer need the Occupancy Services in Milpitas, California.

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

As of March 10, 2024, certain of the Continuing LLC Owners controlled more than 80% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. These Continuing LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. These Continuing LLC Owners are able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of these Continuing LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, these Continuing LLC Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration these Continuing LLC Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

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

Our Class B common stock has ten votes per share, our Class A common stock has one vote per share and Class C common stock has no voting rights, except as required by law. As of March 10, 2024, holders of our outstanding Class B common stock collectively held more than 80% of the voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent more than 9% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from other stockholders and may vote in a way which may be adverse to other stockholder interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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
•
general political and economic conditions, including war, terrorism and other international conflicts, such as the conflict between Ukraine and Russia, and public health issues including health epidemics or pandemics; and
•
other events or factors, many of which are beyond our control.

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

As of March 10, 2024, our Chairman, Mir Imran beneficially owned more than 80% of the combined voting power of our Class A and Class B common stock. As a result, we will continue to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

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

As of March 10, 2024, our named executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially held outstanding stock representing over 80% of our voting power. Therefore, these stockholders have substantial influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could, among other things, delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements, and we may need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to continue to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

Our operations, and those of our CROs, suppliers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics, geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), terrorism, insurrection or war, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our business and the business of our suppliers of APIs or drug substances and the raw materials or components for our RaniPill capsule could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of APIs, drug substances, and critical materials for manufacturing our RaniPill capsules. In addition, an outbreak or other business disruption near where our clinical trials occur could impact our ability to recruit subjects, delay our clinical trial, and could affect our ability to complete our clinical trials within the planned time periods. In addition, business disruptions of the kind noted above, including geopolitical events like the ongoing conflict between Ukraine and Russia or disruptions to bank deposits and lending commitments due to bank failures, could impact economies and financial markets, resulting in economic worsening and/or inflation that could impact our ability to raise capital, increase the costs of goods and services, cause us to have to de-prioritize or stop certain business activities, diminish potential partnering opportunities, and have an adverse effect on our results of operations.

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
•
tax effects of stock-based compensation;
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial and other trial participant data (“Information Systems and Data”).

The head of our information security team (Svai Sanford, Chief Financial Officer (“CFO”)), our information security team and our legal team help identify, assess and manage our cybersecurity threats and risks. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example deploying certain automated tools, subscribing to reports and services that identify certain cybersecurity threats, conducting scans of certain threat environments, evaluating certain threats reported to us, using external intelligence feeds, and conducting vulnerability assessments in certain environments and systems to identify vulnerabilities.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, and processes designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response processes, disaster recovery and business continuity plans, encryption of certain data, network security controls and access controls in certain environments and systems, monitoring certain systems, physical security of certain assets, asset management, employee training, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the information security team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example threat intelligence service providers and dark web monitoring services.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and clinical data management and processing service providers. We have a vendor management program to manage cybersecurity risks associated with our use of certain of these providers. The program includes a review of certain information security measures of certain vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our internal technology systems or sensitive information, or those used by our third-party collaborators, vendors, contractors or consultants, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain of our management, including our CFO, who oversees our information security team and has over 2 years of experience overseeing such function.

Our CFO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our CFO is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. The incident management team helps us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes include reporting to the board of directors for certain cybersecurity incidents. The board receives periodic reports from management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The board also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

Our corporate headquarters are currently located in San Jose, California. We lease approximately 88,000 square feet of office, research and development, production and manufacturing, and laboratory space for our business. In February 2024, we began occupying approximately 33,000 square feet in Fremont, California under a lease with a third party. The term of the lease is 63 months. Subject to certain conditions, we have an option to renew the lease for one additional 5-year term at the then-prevailing market rate. We also lease approximately 55,0000 square feet in San Jose and Milpitas, California and San Antonio, Texas, pursuant to service agreements with ICL, a related party. The lease for the San Jose facility has a twelve month term that renews automatically on January 1st of each year for a successive twelve month period, subject to termination by either party upon a six months’ notice. In March 2024, we amended our lease for the San Jose facility to increase our use from 23,000 square feet to 24,000 square feet. In March 2024, we also extended the term of our lease for the Milpitas facility from February 2024 to August 2024. We intend to transition certain of our operations to the Fremont facility so that we will no longer need the space in Milpitas, California. Our San Antonio lease will continue until terminated by either party upon six months’ notice. We provided to ICL notice of termination of the San Antonio lease in December 2023. The lease will terminate in June 2024. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Stockholders

As of March 14, 2024, we had 140 holders of record of our Class A common stock and 18 holders of record of our Class B common stock. The actual number of stockholders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. Shares of our Class B common stock are paired with LLC Units of Rani LLC and are held by Continuing LLC Owners. Shares of Class B common stock are not transferable independent of the LLC Units. Upon exchange of the LLC Units for Class A common stock, the corresponding shares of Class B common stock paired with such LLC Units are cancelled.

Recent Sales of Unregistered Securities

None.

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

Overview

We are a clinical stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics and drugs orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. We are advancing a portfolio of oral therapeutics using our proprietary delivery technology and we are actively pursuing partnering the technology with third party biopharmaceutical companies for the oral delivery of their biologics and drugs.

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We are currently developing two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We have completed three Phase 1 clinical trials using the RaniPill GO. We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability. We have tested preclinically the RaniPill HC with multiple therapeutics, including antibodies and a peptide. We intend to initiate clinical testing of the RaniPill HC in 2024.

We believe that, together, the RaniPill GO and RaniPill HC could enable us to deliver most biologics currently on the market with convenient, oral dosing.

As of December 31, 2023, our cash, cash equivalents and marketable securities totaled $48.5 million. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2023 are issued. Our existing capital resources, including the net proceeds from our initial public offering in 2021 (“IPO”) and term loans we received under a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”), will not be sufficient to enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates.

If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our audited financial statements, and investors may lose all or a part of their investment.

In November 2023, we underwent a reduction in our workforce and paused or discontinued certain programs to reduce our expenses and focus our financial resources on key priorities. If we are unable to obtain funding on a timely basis, or to generate sufficient revenues, if at all, from collaboration arrangements or product sales, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, the development of our oral delivery technology, including the RaniPill HC, the commercialization of any product candidates or cease operations altogether, seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or forego expansion of our operations or refrain from pursuing business opportunities; any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Clinical Update

Business Update

In November 2023, we announced a strategic program prioritization, expansion of manufacturing and plans to streamline business operations to support near-term value drivers and long-term growth of the RaniPill technology platform. The plans include strategic prioritization of its key development programs, RT-102, RT-111 and the RaniPill HC and expansion of its manufacturing footprint to support increased scale and partnerships, and cost reduction initiatives that align with our near-term goals, including a reduction in our workforce by approximately 25%. As part of the strategic focusing of the business, we have paused work on our RT-105 and RT-110 programs and we terminated our RT-101 program, which was the RaniPill capsule containing octreotide. Cost savings are expected to support our operating plans into 2025.

Program Updates

RT-111

In February 2024, we announced positive topline results from a Phase 1 study of RT-111, which is being developed for the potential treatment of inflammatory conditions. The study met all of its endpoints and RT-111 was generally well tolerated with no serious adverse events noted. In the study, RT-111 orally delivered 0.5 mg and 0.75 mg of our proprietary formulation of ustekinumab biosimilar with high bioavailability. There was no meaningful difference in incidence of anti-drug antibodies in the groups receiving RT-111 compared to the group that received STELARA® (ustekinumab) via subcutaneous injection.

In January 2023, we announced entering into a License and Supply Agreement with Celltrion under which we receive a license and supply of Celltrion’s ustekinumab biosimilar for development and commercialization of RT-111 worldwide, subject to a right of first negotiation for Celltrion following completion of a Phase 1 clinical trial that meets its primary endpoint(s). We believe the Phase 1 clinical trial that we completed with RT-111, the topline data of which we announced in February 2024, satisfies the requirements for triggering Celltrion’s right of first negotiation.

RaniPill HC

We continue to develop the RaniPill HC, a high-capacity RaniPill capsule designed to deliver drug payloads up to 200µL, 500%-plus higher than the payload capacity of the RaniPill GO. In September 2023, we announced three positive preclinical studies which support the development of the RaniPill HC device.

In October and November 2023, we announced the completion of two preclinical studies of the RaniPill HC with antibodies, adalimumab and an undisclosed anti-interleukin antibody (“Undisclosed MAB”). In the two studies, the RaniPill HC achieved an oral delivery success rate of 100% (10/10). In one study, we tracked the serum concentrations of adalimumab, following the oral administration of the enteric-coated RaniPill HC capsule containing 11mg of Humira (adalimumab) to four canine models. In the second study, we tracked the serum concentrations of the Undisclosed MAB, following the oral administration of the enteric-coated RaniPill HC capsule containing 16.5mg of Undisclosed MAB to six canine models. In both studies, the RaniPill HC was well tolerated, all animals remained healthy throughout the study period with no clinical findings or adverse events, and all device remnants were excreted normally without sequelae.

Preliminary preclinical testing supports the potential for RaniPill HC to have high reliability, and initial analysis of drug delivery via the RaniPill HC shows a potential for mimicking parenteral (subcutaneous) administration. We intend for the RaniPill HC to be ready for potential Phase 1 clinical trials in the second half of 2024.

RT-102

In January 2023, we announced that we completed a pre-IND meeting with the FDA with respect to RT-102. Following feedback from the meeting, we believe that a 505(b)(2) pathway is suitable for the development of RT-102 in the U.S. In addition, we obtained guidance from the FDA on its preclinical and clinical development plans for RT-102. We intend to initiate a Phase 2 clinical trial of RT-102 in 2024.

RT-105

In June 2023, we entered into a License and Supply Agreement with Celltrion under which we receive an exclusive license and supply of Celltrion’s adalimumab biosimilar for development and commercialization of RT-105 worldwide, subject to a right of first negotiation for Celltrion following completion of a Phase 1 clinical trial that meets its primary endpoint(s). RT-105 is the RaniPill capsule containing an adalimumab biosimilar, which is intended for the treatment of inflammatory conditions. In November 2023, we announced the pausing of development of RT-105 as part of a strategic focusing of the business.

60-Day GLP Study

In October 2023, we announced preclinical data from a 60-day repeat oral administration study of the RaniPill capsule in healthy animals. The preclinical GLP study evaluated the safety and tolerability of the RaniPill drug delivery platform, following 60-day repeat oral administration of the test article, RT-100, in healthy animals. RT-100 is an enteric-coated capsule identical to RT-102, but instead of PTH contained the pharmaceutical excipient mannitol. The control group received a RaniPill capsule (Mock-RP) of similar weight to RT-100 but filled with potato starch. Male and female (1:1) animals were divided into two groups and were administered either Mock-RP (N=12) or RT-100 (N=24) once daily for 60 days, with half of the animals completing an additional 14-day clinical observation and safety evaluation period. RT-100 was well-tolerated with no treatment-related adverse events and all animals remained clinically healthy throughout the study.

Financial Update

In August 2022, we entered into the Loan Agreement with the Lender for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. The Loan Agreement also contains various covenants and restrictive provisions. As of December 31, 2023, we were in compliance with all applicable debt covenants under the Loan Agreement and had cash, cash equivalents, and marketable securities totaling $48.5 million.

In addition, in August 2022, we entered into a Controlled EquitySM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively, the “Agents”), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of our Class A common stock, in such share amounts as we may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement (“ATM Sales”). As of December 31, 2023, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales.

Reduction in Force

In November 2023, we committed to a plan for strategic prioritization of our programs, expansion of our manufacturing and streamlining of our business operations to support potential near-term value drivers and long-term growth (the “Restructuring”). The Restructuring includes a reduction of our workforce by approximately 25%.

As a result of the Restructuring, we estimate that we will incur approximately $0.3 million in costs of which nearly all are cash expenditures related to severance and half of which was incurred in the fourth quarter of 2023. We expect the Restructuring to be substantially completed by the end of the second quarter of 2024. The estimates of costs that we expect to incur in connection with the Restructuring and the timing thereof are subject to a number of assumptions and actual results may differ materially from estimates. We may also incur other charges or cash expenditures not currently contemplated in connection with the Restructuring due to unanticipated events that may occur, including in connection with the implementation of the Restructuring.

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

Lease

In November 2023, Rani LLC and BKM South Bay 240, LLC (“Landlord”) entered into the Standard Industrial/Commercial Multi-Tenant Lease - Net (the “Lease”). Pursuant to the terms of the Lease, we are leasing 33,340 square feet of space in Fremont, California, which is part of a two-building project (the “Project”).

The initial term of the Lease commenced in February 2024, and the duration of the initial term is 63 months. Subject to certain conditions, we have an option to renew the Lease for one additional 5-year term at the then-prevailing market rate. The monthly base rent for the initial term of the Lease is approximately $95,000 per month, subject to a 4% increase each year. We are also responsible for the payment of additional rent to cover our share of common area operating expenses, including taxes, insurance, utilities, and repair and maintenance of the premises and common areas of the Project.

Organizational Transactions

The Company was incorporated in April 2021 and formed for the purpose of facilitating an IPO of its Class A common stock, and to facilitate certain organizational transactions (“Organizational Transactions”) and to operate the business of Rani LLC and its consolidated subsidiary at such time, Rani Management Services, Inc. (“RMS”). In connection with the IPO, we established a holding company structure with the Company as the holding company and its principal asset being the Class A common units (“Class A Units”) of Rani LLC that it owns. As the sole managing member of Rani LLC, the Company operates and controls all of Rani LLC’s operations, and through Rani LLC, conducts all of Rani LLC’s business and the financial results of Rani LLC and RMS (prior to December 15, 2022) are included in the consolidated financial statements of the Company. RMS was dissolved as of December 15, 2022

Rani LLC has been, and after the IPO continues to be, treated as a pass-through entity for U.S. federal and state income tax purposes and accordingly has not been subject to U.S. federal or state income tax. The wholly owned subsidiary of Rani LLC, RMS, which was incorporated in 2019 and dissolved in December 2022, was taxed as a corporation for U.S. federal and most applicable state, local income tax and foreign tax purposes. As a result of its ownership of interests in Rani LLC ("LLC Interests"), the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Rani LLC and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our operations and may be required to make payments under the Tax Receivable Agreement with certain of the individuals and entities that continue to hold interests in Rani LLC after the IPO (the "Continuing LLC Owners"). The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of our Class B common stock (together referred to as a "Paired Interest"), in return for shares of our Class A common stock on a one-for-one basis provided that, at our election, we may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, we redeem or exchange such Paired Interest pursuant to the terms of the Rani LLC Agreement. These exchanges and redemptions may result in increases in the tax basis of the assets of Rani LLC that otherwise would not have been available. Increases in tax basis resulting from such exchanges may reduce the amount of income tax that the Company would otherwise be required to pay in the future. This tax basis may also decrease the gains (or increase the losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of exchanges, and the resulting amounts we will likely pay out to the Continuing LLC Owners pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial in the event we are profitable. Certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,345,067 shares of the Company’s Class A common stock.

Components of Results of Operations

Operating Expenses

Our operating expenses consisted of research and development and general and administrative activities.

Research and Development Expense

Research and development expense consists primarily of direct and indirect costs incurred in connection with our research and development activities to develop the RaniPill platform. These expenses include:

External expenses, consisting of:

•
expenses associated with contract research organizations ("CROs,"), for managing and conducting clinical trials;
•
expenses associated with laboratory supplies, drug material for clinical trials, developing and manufacturing of the RaniPill GO, RaniPill HC and other materials;
•
expenses associated with preclinical studies performed by third parties;
•
expenses associated with consulting, advisors, and other external services; and
•
other research and development costs related to compliance with quality and regulatory requirements.

Internal expenses, consisting of:

•
expenses including salaries, bonuses, stock-based compensation and benefits for personnel engaged in the research and development functions; and
•
expenses associated with equipment depreciation and allocated facility costs for research and development.

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

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete development of the RaniPill GO and RaniPill HC and complete the development of, and obtain regulatory approval for, our product candidates. We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in activities related to testing and developing the RaniPill GO and RaniPill HC and the development of our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for our product candidates upon successful completion of clinical trials, and incur expenses associated with hiring additional personnel to support the research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, the successful development of the RaniPill platform and our product candidates is highly uncertain, and we may never succeed in successfully developing the RaniPill GO and/or RaniPill HC or achieve the development of, and regulatory approval for, our product candidates.

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

In August 2021, based on the Organizational Transactions, the Company became the sole managing member of Rani LLC. As of December 31, 2023, the Company held approximately 51% of the Class A Units of Rani LLC, and approximately 49% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, we report NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on our consolidated balance sheet as of December 31, 2023. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and comprehensive income or loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to December 31, 2023, there were 5,173,947 exchanges of Paired Interests and 200,455 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of our Class A common stock.

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

Relationship with InCube Labs, LLC

Service Agreements

In June 2021, Rani LLC entered into a service agreement with InCube Labs, LLC (“ICL”) effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 and March 2024 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. In March 2024, Rani LLC entered into an amendment to extend the term of the Occupancy Services in Milpitas, California from February 2024 to August 2024 and to increase the payment for such Occupancy Services during the extension period.

The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until August 2024, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively. In December 2023, we provided to ICL notice of termination of the Occupancy Services in San Antonio, which termination will take effect in June 2024.

In June 2021, RMS entered into a service agreement with ICL effective retrospectively to January 1, 2021. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. In March 2024, Rani LLC entered into an amendment to increase the Occupancy Services from 23,000 square feet to 24,000 square feet (such agreement, as assigned and amended, the “RMS-ICL Service Agreement”). Pursuant to the RMS-ICL Service Agreement, ICL agreed to rent a specified portion of its facility in San Jose, California to RMS. Additionally, RMS and ICL agreed to provide personnel services to the other upon requests based on rates specified in the RMS-ICL Service Agreement. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated. Rani LLC or ICL may terminate services under the RMS-ICL Service Agreement upon 60 days' notice to the other party, except for occupancy which requires six months’ notice. The RMS-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively, as well as allocations of expenses based upon Rani LLC’s utilization of ICL’s facilities and equipment.

The table below details the amounts charged by ICL for services and rent, net of the amount charged to ICL under the RMS-ICL Service Agreement, which is included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,254	$1,170
General and administrative	254	222
Total	$1,508	$1,392

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

As of December 31, 2023, all of our facilities are owned or leased by an entity affiliated with our Chairman. Rani LLC pays for the use of these facilities through our services agreements with ICL.

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

Tax Receivable Agreement

ICL is party to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions. The TRA provides that we pay to ICL and the other Continuing LLC Owners 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During the years ended December 31, 2023 and 2022, these parties to the TRA exchanged zero and 2,317,184 Paired Interests, respectively, that resulted in tax benefits subject to the TRA.

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

During the years ended December 31, 2023 and 2022, these related parties that are party to the Rani LLC Agreement exchanged zero and 2,317,184 Paired Interests, respectively, for the Company's Class A common stock.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses
Research and development	$39,624	$36,607	8.2%
General and administrative	26,475	26,844	(1.4)%
Total operating expenses	$66,099	$63,451	4.2%
Loss from operations	(66,099)	(63,451)	4.2%
Other income (expense), net
Interest income and other, net	3,301	1,248	164.5%
Interest expense and other, net	(5,085)	(1,071)	374.8%
Loss before income taxes	(67,883)	(63,274)	7.3%
Income tax expense	—	(70)	*
Net loss	$(67,883)	$(63,344)	7.2%
Net loss attributable to non-controlling interest	(33,913)	(32,756)	3.5%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(33,970)	$(30,588)	11.1%

*Not meaningful

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Year Ended December 31,
	2023	2022
Payroll, stock-based compensation and related benefits	$26,247	$24,838
Third-party services	6,864	5,682
Facilities, materials and supplies	6,300	5,727
Other	213	360
Total	$39,624	$36,607

The increase of $3.0 million in research and development expenses was primarily attributed to higher compensation costs of $1.4 million, an increase of $1.2 million in third-party services and an increase of $0.6 million in facilities, materials and supplies expense related to preclinical and clinical development activities, offset by a decrease in other costs of $0.2 million.

General and Administrative Expenses

The decrease of $0.3 million in general and administrative expenses was primarily attributed to lower third-party services of $1.8 million related to support for compliance with public company requirements and lower facilities, material and supplies and other costs of $0.3 million, offset by higher compensation costs of $1.8 million.

Other Income (Expense), Net

The increase of $1.9 million in other expense, net, was primarily attributed to an increase in interest expense of $4.0 million from our debt, partially offset by an increase in interest income of $2.1 million from our investment in marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, our cash, cash equivalents and marketable securities totaled $48.5 million. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2023 are issued. Our existing capital resources, including the net proceeds from our IPO and Loans, will not be sufficient to enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our audited financial statements, and investors may lose all or a part of their investment.

We may not be able to obtain additional funding on acceptable terms, or at all. As a result of geopolitical events, including the conflicts in Ukraine and Gaza, inflation, rising interest rates and other conditions, the global credit and financial markets have experienced volatility and disruptions. In addition, the report from our independent registered public accounting firm issued in connection with this Annual Report on Form 10-K contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

In November 2023, we underwent a reduction in our workforce and paused or discontinued certain programs to reduce our expenses and focus our financial resources on key priorities. If we are unable to obtain funding on a timely basis, or to generate sufficient revenues, if at all, from collaboration arrangements or product sales, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, the development of our oral delivery technology, including the RaniPill HC, the commercialization of any product candidates or cease operations altogether, seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or forego expansion of our operations or refrain from pursuing business opportunities; any of which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. The Lender already has a security interest in substantially all of our assets, including our intellectual property, which may prevent or limit our ability to incur additional indebtedness.

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

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for Loans in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions and approval by the Lender. The purpose of the Loans is for general corporate purposes. The Loan Agreement also contains various covenants and restrictive provisions. As of December 31, 2023, we were in compliance with all applicable debt covenants under the Loan Agreement and had cash, cash equivalents and marketable securities totaling $48.5 million.

In August 2022, we entered into the Sales Agreement with the Agents, pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of our Class A common stock in ATM Sales. As of December 31, 2023, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales.

Since our inception, we have incurred significant losses and negative cash flows from operations. Our net losses were $67.9 million and $63.3 million for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $72.9 million. We expect to continue to incur significant losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Until such time as we can generate sufficient revenue from commercial product sales, if ever, we expect to finance our operations through a combination of equity offerings and debt financings, which may include ATM Sales, or other capital sources, which may include strategic collaborations or other arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all.

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

As of December 31, 2023, we have not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $22.9 million at December 31, 2023.

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

Future Funding Requirements and Going Concern

Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2023 are issued. Our existing capital resources, including the net proceeds from our IPO and Loans, will not be sufficient to fund our projected operating requirements for a twelve-month period and will not enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates.

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
•
our ability to realize savings from any restructuring plans or cost-containment measures we have implemented or additional measures we may implement;
•
the economic and other terms, timing of and success of any collaboration, licensing, or other arrangements which we may enter in the future.

If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us. If we raise funds through collaborations, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or delay investments in our manufacturing scale-up and automation. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets.

The following table summarizes our cash, cash equivalents, and marketable securities:

	December 31,
	2023	2022
Cash and cash equivalents	$5,864	$27,007
Marketable securities	42,675	71,475
Total cash, cash equivalents and marketable securities	$48,539	$98,482

As of December 31, 2023, we had cash and cash equivalents and marketable securities of $48.5 million, compared to $98.5 million as of December 31, 2022. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2023 are issued. Our existing capital resources, including the net proceeds from our IPO and Loans, will not be sufficient to fund our projected operating requirements for a twelve-month period from the issuance of our financial statements.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(51,236)	$(46,515)
Net cash provided by (used in) investing activities	29,860	(72,436)
Net cash provided by financing activities	233	29,005
Net decrease in cash, cash equivalents and restricted cash equivalents	$(21,143)	$(89,946)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $51.2 million, which was primarily attributable to a net loss of $67.9 million and net accretion and amortization of investments in marketable securities of $2.3 million, partially offset by the stock-based compensation expense of $19.0 million and depreciation and amortization expense of $0.8 million Additionally, there was a combined decrease in accounts payable and accrued expenses and other current liabilities of $1.1 million.

Net cash used in operating activities for the year ended December 31, 2022 was $46.5 million, which was primarily attributable to a net loss of $63.3 million and net accretion and amortization of investments in marketable securities of $0.9 million, partially offset by the equity-based compensation expense of $15.8 million and depreciation and amortization expense of $0.5 million. Additionally, there was a decrease in prepaid expenses and other current assets of $0.5 million and an increase in accrued expenses of $0.7 million.

Investing Activities

For the year ended December 31, 2023, net cash provided by investing activities was $29.9 million consisting of $104.4 million in proceeds from maturities of marketable securities partially offset by $73.3 million and $1.2 million in purchases of marketable securities and property and equipment, respectively.

For the year ended December 31, 2022, net cash used in investing activities was $72.4 million consisting of $73.8 million in purchases of marketable securities, $3.0 million in proceeds from maturities of marketable securities and $1.6 million in purchases of property and equipment.

Financing Activities

For the year ended December 31, 2023, there were no significant financing activities.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2023 (in thousands):

	As of December 31, 2023
	Total	Short-term	Long-term
Operating leases (1)	$7,582	$2,104	$5,478
Debt obligations (2)	31,031	4,897	26,134
Total	$38,613	$7,001	$31,612

(1) Represents operating lease payments. See Note 7 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2) Represents long-term debt principal maturities and final payment equal to 5.5% of aggregate amount funded, excluding interest. See Note 12 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rani Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rani Therapeutics Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operating activities, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Francisco, California

March 20, 2024

RANI THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,864	$27,007
Marketable securities	42,675	71,475
Prepaid expenses and other current assets	2,308	2,442
Total current assets	50,847	100,924
Property and equipment, net	6,105	6,038
Operating lease right-of-use asset	718	1,065
Other assets	246	—
Total assets	$57,916	$108,027
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$648	$1,460
Accrued expenses and other current liabilities	1,726	2,349
Current portion of long-term debt	4,897	—
Current portion of operating lease liability	718	1,006
Total current liabilities	7,989	4,815
Long-term debt, less current portion	24,484	29,149
Operating lease liability, less current portion	—	59
Total liabilities	32,473	34,023
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 26,036 and 25,295 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 24,116 issued and outstanding as of December 31, 2023 and December 31, 2022	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	85,762	75,842
Accumulated other comprehensive loss	(12)	(73)
Accumulated deficit	(72,889)	(38,919)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	12,866	36,855
Non-controlling interest	12,577	37,149
Total stockholders' equity	25,443	74,004
Total liabilities and stockholders' equity	$57,916	$108,027

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses
Research and development	$39,624	$36,607
General and administrative	26,475	26,844
Total operating expenses	$66,099	$63,451
Loss from operations	(66,099)	(63,451)
Other income (expense), net
Interest income and other, net	3,301	1,248
Interest expense and other, net	(5,085)	(1,071)
Loss before income taxes	(67,883)	(63,274)
Income tax expense	—	(70)
Net loss	$(67,883)	$(63,344)
Net loss attributable to non-controlling interest	(33,913)	(32,756)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(33,970)	$(30,588)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(1.33)	$(1.28)
Weighted-average Class A common shares outstanding—basic and diluted	25,505	23,817

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(67,883)	$(63,344)
Other comprehensive loss
Net unrealized gain (loss) on marketable securities	121	(149)
Comprehensive loss	$(67,762)	$(63,493)
Comprehensive loss attributable to non-controlling interest	(33,852)	(32,832)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(33,910)	$(30,661)

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2021	19,712	$2	29,290	$3	$55,737	$—	$(8,331)	$74,156	$121,567
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	5,332	1	(5,174)	(1)	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	12,377	—	—	(12,377)	—
Issuance of warrants	—	—	—		503	—	—	—	503
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	204	—	—	—	(626)	—	—	—	(626)
Issuance of common stock under employee stock purchase plan	39	—	—	—	271	—	—	—	271
Issuance of common stock	13	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	(7)	—	—	(6)	(13)
Equity-based compensation	—	—	—	—	7,587	—	—	8,208	15,795
Net loss	—	—	—	—	—	—	(30,588)	(32,756)	(63,344)
Other comprehensive loss	—	—	—	—	—	(73)	—	(76)	(149)
Balance at December 31, 2022	25,295	$3	24,116	$2	$75,842	$(73)	$(38,919)	$37,149	$74,004
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	557	—	—	—	(162)	—	—	—	(162)
Issuance of common stock under employee stock purchase plan	144	—	—	—	355	—	—	—	355
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	42	—	—	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	181	—	—	(181)	—
Forfeiture of restricted stock awards	(2)	—	—	—	(6)	—	—	(6)	(12)
Equity-based compensation	—	—	—	—	9,552	—	—	9,468	19,020
Net loss	—	—	—	—	—	—	(33,970)	(33,913)	(67,883)
Other comprehensive gain	—	—	—	—	—	61	—	60	121
Balance at December 31, 2023	26,036	$3	24,116	$2	$85,762	$(12)	$(72,889)	$12,577	$25,443

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(67,883)	$(63,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,008	15,782
Depreciation and amortization	822	548
Non-cash operating lease expense	1,041	764
Amortization of debt discount and issuance costs	232	77
Net accretion and amortization of investments in marketable securities	(2,316)	(851)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	282	505
Other assets	(245)	—
Accounts payable	(595)	163
Accrued expenses and other current liabilities	(540)	605
Operating lease liabilities	(1,042)	(764)
Net cash used in operating activities	(51,236)	(46,515)
Cash flows from investing activities
Proceeds from maturities of marketable securities	104,350	3,000
Purchases of marketable securities	(73,261)	(73,817)
Purchases of property and equipment	(1,229)	(1,619)
Net cash provided by (used in) investing activities	29,860	(72,436)
Cash flows from financing activities
Issuance of common stock under employee stock purchase plan	355	271
Proceeds from employee stock purchase plan	40	46
Tax withholdings paid on behalf of employees for net share settlement	(162)	(626)
Proceeds from the issuance of long-term debt and warrants, net of issuance costs	—	29,574
Payment of deferred financing costs	—	(260)
Net cash provided by financing activities	233	29,005
Net decrease in cash, cash equivalents and restricted cash equivalents	(21,143)	(89,946)
Cash, cash equivalents and restricted cash equivalents, beginning of period	27,507	117,453
Cash, cash equivalents and restricted cash equivalents, end of period	$6,364	$27,507
Supplemental disclosures of cash flow information
Cash paid for interest	$4,182	$730
Cash paid for income taxes	$35	$48
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$578	$514
Exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	$169	$78,487
Interest income receivable included in prepaid expenses	$148	$44
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$18	$355
Issuance of costs deducted from long-term debt proceeds	$—	$851
Deferred financing costs included in prepaid expenses	$—	$260

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

Organizational Transactions

In connection with the IPO in August 2021, the Company was party to the following organizational transactions (the “Organizational Transactions”):

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
•
Entered into a Registration Rights Agreement with certain of the Continuing LLC Owners.

The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of December 31, 2023, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,345,067 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $67.9 million for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $72.9 million and for the year ended December 31, 2023 had negative cash flows from operations of $51.2 million. As of December 31, 2023, cash, cash equivalents and marketable securities totaled $48.5 million. Based on its available cash resources and current operating plan, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that its financial statements for the year ended December 31, 2023 are issued. The Company’s existing capital resources, including the net proceeds from our IPO and Loans, will not be sufficient to enable it to initiate any pivotal clinical trials. The Company will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of its product candidates and seek regulatory approval thereof, to expand its manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of its product candidates.

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

In August 2022, the Company entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of December 31, 2023, the Company has no sales under the Sales Agreement.

In November 2023, the Company underwent a reduction in workforce and paused or discontinued certain programs to reduce expenses and focus its financial resources on key priorities. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues to develop the RaniPill capsule. The Company expects to finance its future operations with its existing cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, such as “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, collaboration or licensing agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the consolidated balance sheet which, in aggregate, represents the amount reported in the consolidated statements of cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
End of Period:
Cash and cash equivalents	$5,864	$27,007
Restricted cash equivalents	500	500
Total cash, cash equivalents and restricted cash equivalents	$6,364	$27,507

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

The Company regularly reviews its investments for declines in fair value below their amortized cost basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. The Company's review includes the creditworthiness of the security issuers, the severity of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of its amortized cost bases. When the Company determines that a portion of the unrealized loss is due to an expected credit loss, the Company recognizes the loss amount in Other income (expense), net, with a corresponding allowance against the carrying value of the security the Company holds. The portion of the unrealized loss related to factors other than credit losses is recognized in Accumulated other comprehensive loss. The Company has made an accounting policy election to not measure an allowance for credit loss for accrued interest receivables and will recognize a credit loss for accrued interest receivables when the loss becomes probable and estimable. As of December 31, 2023 and 2022, interest income receivable recorded as a component of prepaid expenses and other current assets on the consolidated balance sheet was $0.2 million and de minimis, respectively.

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

As of December 31, 2023 and 2022, the carrying values of current assets and liabilities approximates fair value due to their short-term nature, respectively. The fair value of the Company’s long-term debt approximated its carrying value based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).

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

Leases

The Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. For any arrangement that is considered to be a lease with a term greater than one year, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the Company’s consolidated balance sheet as of December 31, 2023.

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

Stock-Based Compensation

In July 2021, the Company adopted and its stockholders approved, the Rani Therapeutics Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The Company has subsequently granted stock options to purchase shares of its Class A common stock as well as restricted stock units (“RSUs”) and restricted stock awards ("RSAs") from the 2021 Plan to both employees and non-employees. The Company measures stock-based compensation at fair value on the grant date of the award. The fair value of employee and nonemployee RSUs is determined based on the number of shares granted and the closing market price of the Company’s Class A common stock on the date of grant. The fair value of employee RSAs is determined based on the estimated fair value of the Company’s Class A common stock on the grant date and is subject to the Company's reacquisition right which is accounted for as a forfeiture provision (Note 10). For awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur. Stock-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided.

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

A liability for the payable to parties subject to the TRA, and a reduction to stockholders’ equity, is accrued when (i) an exchange of a Paired Interest or non-corresponding Class A Units of Rani LLC has occurred and (ii) when it is deemed probable that the Tax Attributes associated with the exchange will be used to reduce the Company’s taxable income based on the contractual percentage of the benefit of Tax Attributes that the Company expects to receive over a period of time (Note 13).

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

In August 2021, based on the Organizational Transactions, Rani Holdings became the sole managing member of Rani LLC. As of December 31, 2023, Rani Holdings held approximately 51% of the Class A Units of Rani LLC, and approximately 49% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, the Company reports NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on its consolidated balance sheet as of December 31, 2023. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and comprehensive loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to December 31, 2023, there were 5,173,947 exchanges of Paired Interests and 200,455 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of the Company's Class A common stock.

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

Impairment of Long-Lived Assets

The Company reviews the carrying amounts of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. Management believes that no revision to the remaining useful lives or write-down of long-lived assets is required as of and for the year ended December 31, 2023.

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

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarizes the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,339	$—	$—	$3,339
Total cash equivalents	3,339	—	—	3,339
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	3,839	—	—	3,839
Marketable securities:
U.S. Treasuries and agencies	35,513	—	(18)	35,495
Corporate debt securities	1,971	—	(8)	1,963
Commercial paper	5,219	—	(2)	5,217
Total marketable securities	42,703	—	(28)	42,675
Total cash equivalents, restricted cash equivalents and marketable securities	$46,542	$—	$(28)	$46,514

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$25,313	$—	$—	$25,313
Total cash equivalents	25,313	—	—	25,313
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	25,813	—	—	25,813
Marketable securities:
U.S. Treasuries and agencies	36,563	—	(107)	36,456
Commercial paper	26,631	—	—	26,631
Corporate debt securities	6,939	—	(39)	6,900
International government	1,491	—	(3)	1,488
Total marketable securities	71,624	—	(149)	71,475
Total cash equivalents, restricted cash equivalents and marketable securities	$97,437	$—	$(149)	$97,288

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2023, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at December 31, 2023.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,339	$—	$—	$3,339
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	35,495	—	—	35,495
Corporate debt securities	—	1,963	—	1,963
Commercial paper	—	5,217	—	5,217
Total assets	$39,334	$7,180	$—	$46,514

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,313	$—	$—	$25,313
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	36,456	—	—	36,456
Commercial paper	—	26,631	—	26,631
Corporate debt securities	—	6,900	—	6,900
International government	—	1,488	—	1,488
Total assets	$62,269	$35,019	$—	$97,288

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

In 2022, as further discussed in Note 8, the Company issued Level 3 equity classified warrants totaling $0.5 million in connection with the loan and security agreement that were estimated on the date of issuance using the Black-Scholes valuation model which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. Such assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$4,023	$2,661
Leasehold improvements	1,588	1,549
Software	104	104
Office equipment	157	157
Total	5,872	4,471
Less accumulated depreciation and amortization	(3,671)	(2,849)
Total	2,201	1,622
Construction-in-progress	3,904	4,416
Total property and equipment, net	$6,105	$6,038

Depreciation and amortization expense totaled $0.8 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued interest	$500	$69
Accrued preclinical and clinical trial costs	424	1,130
Payroll and related	313	394
Accrued professional fees	235	165
Related party payable	52	53
Other	202	538
Total accrued expenses and other current liabilities	$1,726	$2,349

6. Related Party Transactions

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family. The founder and Chairman is the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is also the brother of the founder and Chairman and thus uncle of the Company’s Chief Executive Officer.

Service Agreements

In June 2021, Rani LLC entered into a service agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively. Rani LLC provided to ICL notice of termination of the Occupancy Services in San Antonio in December 2023, which termination will take effect in June 2024.

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,254	$1,170
General and administrative	254	222
Total	$1,508	$1,392

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

As of December 31, 2023, all of the Company's facilities are owned or leased by an entity affiliated with the Company’s Chairman (Note 7). The Company pays for the use of these facilities through its services agreements with ICL.

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

Tax Receivable Agreement

Certain parties to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to ICL and the other Continuing LLC Owners 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests (Note 2). During the years ended December 31, 2023 and 2022, these parties to the TRA exchanged zero and 2,317,184 Paired Interests, respectively, that resulted in tax benefits subject to the TRA (Note 13).

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

During the years ended December 31, 2023 and 2022, certain related parties that are party to the Rani LLC Agreement exchanged zero and 2,317,184 Paired Interests, respectively, for an equal number of shares of the Company's Class A common stock.

7. Leases

The Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. The Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period and has considered it in the determination of the right-of-use assets and lease liabilities associated with the RMS-ICL Service Agreement as of December 31, 2023.

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, with the potential for one additional annual renewal, subject to approval by the landlord upon a nine months’ notice of renewal prior to the end of the lease term, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. The Company accounted for the lease extension as a lease modification that did not result in a separate contract and recognized the right-of-use asset and lease liabilities associated with the Rani LLC-ICL Service Agreement in the consolidated balance sheet as of December 31, 2023. As of December 31, 2023, the second renewal option for the facility in Milpitas, California was not deemed reasonably certain to be exercised. The Company provided to ICL notice of termination of the Occupancy Services in San Antonio in December 2023, which termination will take effect in June 2024.

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

Supplemental information on the Company’s consolidated balance sheet and statements of cash flows as of December 31, 2023 related to leases was as follows (in thousands):

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	0.9	1.1
Weighted-average discount rate	10.4%	7.0%

As of December 31, 2023, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands):

Year ending December 31,
2024	$749
Total undiscounted future minimum lease payments	$749
Less: Imputed interest	(31)
Total operating lease liability	$718
Less: Current portion of operating lease liability	718
Operating lease liability, net current portion	$-

In November 2023, Rani LLC and BKM South Bay 240, LLC (“Landlord”) entered into the Standard Industrial/Commercial Multi-Tenant Lease - Net (the “Lease”). Pursuant to the terms of the Lease, Rani LLC is leasing approximately 33,000 square feet of space in Fremont, California, which is part of a two-building project (the “Project”). The initial term of the Lease commenced in February 2024, and the duration of the initial term is 63 months. Subject to certain conditions, Rani LLC has an option to renew the Lease for one additional 5-year term at the then-prevailing market rate. The monthly base rent for the initial term of the Lease is approximately $95,000 per month, subject to a 4% increase each year. Rani LLC is also responsible for the payment of additional rent to cover its share of common area operating expenses, including taxes, insurance, utilities, and repair and maintenance of the premises and common areas of the Project. The Company will further evaluate the Lease and record its impact on the Company's consolidated financial statements on the commencement date of the Lease in February 2024. Future minimum lease payments for the Lease total $6.5 million through 2029 and are excluded from the table above.

8. Warrants

In August 2022, in conjunction with a loan and security agreement (Note 12), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. As of December 31, 2023, there were 76,336 warrants outstanding.

9. Stockholders’ Equity

For the years ended December 31, 2023 and 2022, certain of the Continuing LLC Owners executed an exchange of zero and 5,173,947 Paired Interests, respectively, and 42,404 and 158,051 non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently canceled and retired pursuant to the terms of the Rani LLC Agreement.

In August 2022, the Company entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which the Company may offer and sell from time to time through the Agents up to $150.0 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of December 31, 2023, the Company has no sales under the Sales Agreement. In connection with the Sales Agreement, the Company recognized deferred offering costs totaling $0.3 million as a component of prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2023 which will be offset against proceeds upon a sale under the Sales Agreement within the consolidated statement of changes in stockholders’ equity.

As of December 31, 2023, the Company reserved 0.5 million shares of Class A Common Stock for issuance under the Rani Therapeutics Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) and 3.0 million shares of Class A common stock for future issuance under the 2021 Plan.

10. Stock-Based Compensation

Stock Option Repricing

On December 16, 2023 (the “Repricing Date”), the Company's Board of Directors approved a stock option award repricing whereby certain previously granted and still outstanding unvested stock option awards issued under the 2021 Plan and the 2016 Equity Incentive Plan, were reduced to $2.84 per share, which represented the most recent closing market price of the Company’s Class A common stock to the Repricing Date (the “Option Repricing”). These stock option awards are held by employees, including the Company’s named executive officers, certain consultants, and non-employee members of the Board of Directors. No other terms of the options were modified, and the stock option awards will continue to vest according to their original vesting schedules, remain subject to the same service requirements and will retain their original expiration dates. The Option Repricing was fair valued using the Black-Scholes option pricing model, which approximated the Lattice model, resulting in $1.8 million of incremental stock-based compensation expense and is expected to be recognized over a weighted-average period of approximately 2.3 years.

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	3,788,586	$13.40	8.81	$—
Granted	3,159,210	$4.93	9.33	$125
Canceled	(307,985)	$13.04
Balance at December 31, 2023	6,639,811	$6.37	8.48	$13,377
Exercisable at December 31, 2023	2,581,713	$11.81	7.87	$279
Nonvested at December 31, 2023	4,058,098	$2.92	8.87	$13,098

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
•
Expected dividend yield - The expected dividend yield is zero as the Company has no plans to make dividend payments.

The following table sets forth the weighted average assumptions used in estimating the fair value of stock option awards on the grant date:

	Year Ended December 31,
	2023	2022
Expected volatility	84.0 - 85.8%	77.2%
Risk-free interest rate	3.73 - 3.93%	2.44%
Expected term (in years)	5.1 - 5.9	5.9
Expected dividend yield	—%	—%

As of December 31, 2023, there was $21.4 million of unrecognized stock-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock Units

A summary of RSU activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2022	665,500	$15.64
Granted	1,311,671	$5.43
Vested	(590,713)	$12.66
Forfeited	(110,347)	$8.27
Balance at December 31, 2023	1,276,111	$7.16

As of December 31, 2023, there was $8.1 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 3.0 years. The total fair value of RSUs vested was $2.2 million for the year ended December 31, 2023.

Restricted Stock Awards

A summary of RSA activity during the periods indicated is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2022	67,389	$6.14
Vested	(31,411)	$6.14
Forfeited	(2,392)	$6.12
Balance at December 31, 2023	33,586	$6.15

As of December 31, 2023, unrecognized stock-based compensation expense related to RSAs was de minimis which is expected to be recognized over a weighted-average period of approximately 0.5 years. The total fair value of RSAs vested was $0.1 million for the year ended December 31, 2023.

ESPP

As of December 31, 2023, 0.2 million shares of Class A common stock have been issued under the ESPP. During the years ended December 31, 2023 and 2022, the Company recognized $0.3 million and $0.2 million, respectively, of stock-based compensation expense related to the ESPP. As of December 31, 2023, contributions withheld from employees were de minimis and recorded as a component of accrued expenses and other current liabilities in the consolidated balance sheet. As of December 31, 2023, there was $0.1 million of unrecognized stock-based compensation expense related to the ESPP which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense resulting from the grant of stock options, RSUs, RSAs, and the ESPP, recorded in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$6,407	$6,237
General and administrative	12,601	9,545
Total stock-based compensation	$19,008	$15,782

11. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation as the Company operates in an industry susceptible to patent legal claims. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal costs associated with these matters are expensed when incurred. The Company is currently involved in several opposition proceedings at the European Patent Office, all of which were asserted against us by Novo Nordisk A/S. The ultimate outcome of this matter as a loss is not probable nor is there any amount that is reasonably estimable. However, the outcome of the opposition proceedings could impact the Company’s ability to prevent third parties from commercializing in Europe products with characteristics similar to those of the Company’s RaniPill technology.

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners (Note 2). As of December 31, 2023, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $22.9 million at December 31, 2023.

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

12. Long-Term Debt

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

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024 extendable to March 2025 under certain conditions. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans includes customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At December 31, 2023, the effective interest rate on the Loans was 15.70% and there were no events of default during the year ended December 31, 2023. The Company is also subject to certain covenants. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. As of December 31, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of December 31, 2023, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2024	$5,000
2025	15,000
2026	10,000
Total principal payments	$30,000
Less: amount representing debt discount	(619)
Total long-term debt	$29,381
Less: current portion of long-term debt	4,897
Total long-term debt, less current portion	$24,484

13. Income Taxes

There was no income tax expense for the year ended December 31, 2023. Income tax expense totaled $0.1 million for the year ended December 31, 2022. The effective tax rate for the years ended December 31, 2023 and 2022 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income and pass-through loss not subject to income tax. A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate is summarized as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	3.5	3.4
Non-controlling interest	(10.5)	(10.4)
Research and development credits	2.4	2.1
Uncertain tax position	(0.4)	(0.3)
Liquidating distribution	—	(2.1)
Other	0.1	—
Change in valuation allowance	(16.1)	(13.8)
Effective tax rate	—%	(0.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company’s net deferred taxes consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets
Investment in partnership	$45,470	$44,923
Net operating loss carryforward	12,979	6,807
Research and development credits	2,550	1,085
Total deferred tax assets	60,999	52,815
Valuation allowance	(60,999)	(52,815)
Total deferred tax assets, net of valuation allowance	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Because of the Company’s recent history of operating losses, the Company believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets. The valuation allowance increased by $8.2 million and $24.1 million for the years ended December 31, 2023 and 2022, respectively, primarily due to the increase in the Company’s net operating losses (“NOL”) during the period.

As of December 31, 2023, the Company had the following tax attribute carryforwards that will expire on various dates as follows:

	Amount (in thousands)	Expiration Years
Net operating losses, federal (post December 31, 2017)	$39,983	Indefinite
Net operating loss, state (definite)	65,615	2041 - 2043
Research and development tax credits, federal	2,037	2041 - 2043
Research and development tax credits, state	1,220	Indefinite

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s research and development credit carryforwards may be limited in the event cumulative change in ownership of more than 50% occurs within a three-year period. As of December 31, 2023, the Company has not performed an IRC Section 382 or 383 analysis. If a change in ownership were to have occurred, additional tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company is subject to United States federal and California income taxes and is not currently under examination by any federal or state taxing authorities. The federal and California returns for tax years 2018 through 2023 remain open to examination.

The following table summarizes the changes in the amount of the unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Balance at the beginning of the year	$211	$358
Increase related to current year positions	260	222
Increase related to prior year positions	18	4
Decrease related to prior year positions	—	(373)
Balance at the end of the year	$489	$211

Included in the balance of unrecognized tax benefits at December 31, 2023 is $0.5 million that if recognized would impact the Company’s income tax benefit and effective tax rate. The Company does not expect any significant increases or decreases in its unrecognized tax benefits within the next twelve months.

Tax Receivable Agreement

The Company is party to a TRA with the Continuing LLC Owners (Note 2). As of December 31, 2023, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interests or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits (Note 11).

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(33,970)	$(30,588)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	25,505	23,817
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(1.33)	$(1.28)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of December 31,
	2023	2022
Paired Interests	24,116	24,116
Stock options	6,640	3,789
Non-corresponding Class A Units	1,345	1,387
Restricted stock units	1,276	666
Shares issuable pursuant to the ESPP	114	66
Warrants	76	76
Restricted stock awards	34	67
	33,601	30,167

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the year ended December 31, 2023. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

15. Subsequent Events

Amended Service Agreements

In March 2024, the Company entered into an amendment to the RMS-ICL Service Agreement to increase the Occupancy Services from 23,000 square feet to 24,000 square feet. In March 2024, the Company also entered into an amendment to the Rani LLC-ICL Service Agreement to extend the term of the Occupancy Services in Milpitas, California from February 2024 to August 2024 and to increase the payment for such Occupancy Services during the extension period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item and not set forth below is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2023.

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

The information required by Item 201(d) of Regulation S-K will be set forth in the section titled “—Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference.

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

10.15*+	Amendment No. 2 to Service Agreement, dated March 15, 2024, by and between Rani Therapeutics, LLC and InCube Labs, LLC.
10.16+

Service Agreement, by and between Rani Management Services, Inc. and InCube Labs, LLC, dated January 1, 2021 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).

10.17*+	Amendment No. 1 to RMS Service Agreement, dated March 15, 2024, by and between Rani Therapeutics, LLC and InCube Labs, LLC.
10.18+

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

10.21+

Amended and Restated Employment Agreement, dated August 31, 2022, by and between Rani Therapeutics, LLC and Talat Imran (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023).

10.22+

Amended and Restated Employment Agreement, dated August 31, 2022, by and between Rani Therapeutics, LLC and Mir Hashim (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023).

10.23+

Amended and Restated Employment Agreement, dated August 31, 2022, by and between Rani Therapeutics, LLC and Svai Sanford (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023).

10.24+

Employment Agreement, dated April 12, 2022, by and between Rani Therapeutics, LLC and Eric Groen (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 11, 2022).

10.25+x

Employment Agreement, dated May 17, 2023, by and between Rani Therapeutics, LLC and Kate McKinley (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 11, 2023).

10.26

Loan and Security Agreement, dated August 8, 2022, by and among the Registrant, its subsidiaries Rani Therapeutics, LLC and Rani Management Services, Inc., and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 10, 2022).

10.27

Supplement to the Loan and Security Agreement, dated August 8, 2022, by and among the Registrant, its subsidiaries Rani Therapeutics, LLC and Rani Management Services, Inc., and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 10, 2022).

10.28

Form of Warrant to purchase shares of Class A common stock of Registrant, issued to Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 10, 2022).

10.29

Controlled EquitySM Sales Agreement, dated August 24, 2022, by and among Rani Therapeutics Holdings, Inc., and Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2022).

10.30x

License and Supply Agreement by and between Rani Therapeutics, LLC and Celltrion, Inc. dated January 6, 2023 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023).

10.31x

License and Supply Agreement by and between Rani Therapeutics, LLC and Celltrion, Inc. dated May 26, 2023 (incorporated by reference to Exhibit.10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 11, 2023).

10.32x

Standard Industrial/Commercial Multi-Tenant Lease – Net, by and between Rani Therapeutics, LLC and BKM South Bay 240, LLC, dated as of November 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Rani Therapeutics Holdings, Inc.

Date: March 20, 2024	By:	/s/ Talat Imran
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

Signature	Title	Date

/s/ Talat Imran	Chief Executive Officer and Director	March 20, 2024
Talat Imran	(Principal Executive Officer)

/s/ Svai Sanford	Chief Financial Officer	March 20, 2024
Svai Sanford	(Principal Financial and Accounting Officer)

/s/ Mir Imran	Chairman of the Board	March 20, 2024
Mir Imran

/s/ Dennis Ausiello	Director	March 20, 2024
Dennis Ausiello

/s/ Jean-Luc Butel	Director	March 20, 2024
Jean-Luc Butel

/s/ Laureen DeBuono	Director	March 20, 2024
Laureen DeBuono

/s/ Andrew Farquharson	Director	March 20, 2024
Andrew Farquharson

/s/ Maulik Nanavaty	Director	March 20, 2024
Maulik Nanavaty

/s/ Lisa Rometty	Director	March 20, 2024
Lisa Rometty