Form 10-Q
period 2024-03-31
Rani Therapeutics Holdings, Inc.
filed 2024-05-06
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 26,303,871 shares of Class A common stock, $0.0001 par value per share, outstanding, 24,116,444 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,261,690 shares of the registrant’s Class A common stock.

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” and “our,” and similar references refer to Rani Therapeutics Holdings, Inc. (“Rani Holdings”) and its consolidated subsidiary, Rani Therapeutics, LLC (“Rani LLC”).

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2024. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,877	$5,864
Marketable securities	32,704	42,675
Prepaid expenses and other current assets	1,809	2,308
Total current assets	41,390	50,847
Property and equipment, net	5,905	6,105
Operating lease right-of-use asset	5,971	718
Other assets	246	246
Total assets	$53,512	$57,916
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$806	$648
Accrued expenses and other current liabilities	2,761	1,726
Current portion of long-term debt	8,586	4,897
Current portion of operating lease liability	1,222	718
Total current liabilities	13,375	7,989
Long-term debt, less current portion	20,853	24,484
Operating lease liability, less current portion	4,749	—
Total liabilities	38,977	32,473
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 26,294 and 26,036 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 24,116 issued and outstanding as of March 31, 2024 and December 31, 2023	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	87,776	85,762
Accumulated other comprehensive loss	(11)	(12)
Accumulated deficit	(80,372)	(72,889)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	7,398	12,866
Non-controlling interest	7,137	12,577
Total stockholders' equity	14,535	25,443
Total liabilities and stockholders' equity	$53,512	$57,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$7,586	$9,712
General and administrative	6,448	6,804
Total operating expenses	$14,034	$16,516
Loss from operations	(14,034)	(16,516)
Other income (expense), net
Interest income and other, net	549	891
Interest expense and other, net	(1,294)	(1,207)
Net loss	$(14,779)	$(16,832)
Net loss attributable to non-controlling interest	(7,296)	(8,460)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,483)	$(8,372)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.29)	$(0.33)
Weighted-average Class A common shares outstanding—basic and diluted	26,034	25,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(14,779)	$(16,832)
Other comprehensive loss
Net unrealized gain on marketable securities	1	126
Comprehensive loss	$(14,778)	$(16,706)
Comprehensive loss attributable to non-controlling interest	(7,295)	(8,397)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(7,483)	$(8,309)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	26,036	$3	24,116	$2	$85,762	$(12)	$(72,889)	$12,577	$25,443
Issuance of common stock under employee equity plans	175	—	—	—	—	—	—	—	—
Effect of exchanges of non-corresponding Class A Units of Rani LLC	83	—	—	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	45	—	—	(45)	—
Stock-based compensation	—	—	—	—	1,969	—	—	1,901	3,870
Net loss	—	—	—	—	—	—	(7,483)	(7,296)	(14,779)
Other comprehensive gain	—	—	—	—	—	1	—	—	1
Balance at March 31, 2024	26,294	$3	24,116	$2	$87,776	$(11)	$(80,372)	$7,137	$14,535

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2022	25,295	$3	24,116	$2	$75,842	$(73)	$(38,919)	$37,149	$74,004
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	81	—	—	—	(124)	—	—	—	(124)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	98	—	—	(98)	—
Stock-based compensation	—	—	—	—	2,202	—	—	2,213	4,415
Net loss	—	—	—	—	—	—	(8,372)	(8,460)	(16,832)
Other comprehensive loss	—	—	—	—	—	63	—	63	126
Balance at March 31, 2023	25,376	$3	24,116	$2	$78,018	$(10)	$(47,291)	$30,867	$61,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(14,779)	$(16,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,870	4,415
Depreciation and amortization	248	188
Non-cash operating lease expense	378	260
Amortization of debt discount and issuance costs	58	58
Net accretion and amortization of investments in marketable securities	(340)	(699)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	499	316
Accounts payable	158	76
Accrued expenses and other current liabilities	884	323
Operating lease liabilities	(378)	(259)
Net cash used in operating activities	(9,402)	(12,154)
Cash flows from investing activities
Proceeds from maturities of marketable securities	20,350	23,000
Purchases of marketable securities	(10,038)	(18,629)
Purchases of property and equipment	(18)	(248)
Net cash provided by investing activities	10,294	4,123
Cash flows from financing activities
Proceeds from employee stock purchase plan	121	132
Tax withholdings paid on behalf of employees for net share settlement	—	(124)
Net cash provided by financing activities	121	8
Net decrease in cash, cash equivalents and restricted cash equivalents	1,013	(8,023)
Cash, cash equivalents and restricted cash equivalents, beginning of period	6,364	27,507
Cash, cash equivalents and restricted cash equivalents, end of period	$7,377	$19,484
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,731	$—
Remeasurement of operating lease right-of-use assets	$589	$578
Exchanges of non-corresponding Class A Units of Rani LLC	$298	$—
Interest income receivable included in prepaid expenses and other current assets	$166	$125
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$48	$85

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Notes to THE UNAUDITED CONDENSED Consolidated Financial Statements

1. Organization and Nature of Business

Description of Business

Rani Therapeutics Holdings, Inc. (“Rani Holdings”, and together with its consolidated subsidiary, the “Company”) is a clinical stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics and drugs orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. The Company’s technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. The Company is advancing a portfolio of oral therapeutics using the RaniPill capsule. The Company is headquartered in San Jose, California and operates in one segment.

Organization

Rani Holdings was formed as a Delaware corporation in April 2021 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock. In connection with the IPO, the Company effected a series of organizational transactions (the “Organizational Transactions”), which, together with the IPO, were completed in August 2021, that resulted in the Company becoming the ultimate parent company of Rani Therapeutics, LLC (“Rani LLC”). The Company operates its business through Rani LLC.

As part of the Organizational Transactions, the Company entered into a Registration Rights Agreement with certain individuals and entities that continued to hold economic nonvoting Class A units of Rani LLC (“Class A Units”), collectively referred to herein as the “Continuing LLC Owners”. The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of March 31, 2024, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,261,690 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $14.8 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had an accumulated deficit of $80.4 million and for the three months ended March 31, 2024, had negative cash flows from operations of $9.4 million. As of March 31, 2024, cash, cash equivalents and marketable securities totaled $39.6 million. Based on its available cash resources and current operating plan, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that its financial statements for the three months ended March 31, 2024 are issued. The Company’s existing capital resources, including the net proceeds from our IPO and term loans (the “Loans”) under a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”) entered into in August 2022, will not be sufficient to enable it to initiate any pivotal clinical trials. The Company will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of its product candidates and seek regulatory approval thereof, to expand its manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of its product candidates.

The Loan Agreement provides for Loans in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions, which may not occur, and approval by the Lender.

In August 2022, the Company entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of March 31, 2024, the Company has no sales under the Sales Agreement.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period.

The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the 2023 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2023. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
End of Period:
Cash and cash equivalents	$6,877	$18,984
Restricted cash equivalents	500	500
Total cash, cash equivalents and restricted cash equivalents	$7,377	$19,484

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarizes the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,155	$—	$—	$3,155
U.S. Treasuries	2,678	—	—	2,678
Total cash equivalents	5,833	—	—	5,833
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	6,333	—	—	6,333
Marketable securities:
U.S. Treasuries and agencies	25,792	—	(18)	25,774
Corporate debt securities	1,983	—	(5)	1,978
Commercial paper	4,956	—	(4)	4,952
Total marketable securities	32,731	—	(27)	32,704
Total cash equivalents, restricted cash equivalents and marketable securities	$39,064	$—	$(27)	$39,037

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,339	$—	$—	$3,339
Total cash and cash equivalents	3,339	—	—	3,339
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	3,839	—	—	3,839
Marketable securities:
U.S. Treasuries and agencies	35,513	—	(18)	35,495
Corporate debt securities	1,971	—	(8)	1,963
Commercial paper	5,219	—	(2)	5,217
Total marketable securities	42,703	—	(28)	42,675
Total cash equivalents, restricted cash equivalents and marketable securities	$46,542	$—	$(28)	$46,514

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of March 31, 2024, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at March 31, 2024. As of each March 31, 2024 and December 31, 2023, interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet was $0.2 million.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,155	$—	$—	$3,155
U.S. Treasuries	2,678			2,678
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	25,774	—	—	25,774
Corporate debt securities	—	1,978	—	1,978
Commercial paper	—	4,952	—	4,952
Total assets	$32,107	$6,930	$—	$39,037

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,339	$—	$—	$3,339
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	35,495	—	—	35,495
Corporate debt securities	—	1,963	—	1,963
Commercial paper	—	5,217	—	5,217
Total assets	$39,334	$7,180	$—	$46,514

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll and related	$1,140	$313
Accrued interest	608	500
Accrued professional fees	266	235
Accrued preclinical and clinical trial costs	183	424
Other	564	254
Total accrued expenses and other current liabilities	$2,761	$1,726

6. Related Party Transactions

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family. The founder and Chairman is the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is also the brother of the founder and Chairman and thus uncle of the Company’s Chief Executive Officer.

Service Agreements

In June 2021, Rani LLC entered into a service agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively. In December 2023, Rani LLC provided to ICL notice of termination of the Occupancy Services in San Antonio, which termination will take effect in June 2024. In March 2024, the Company extended the facility in Milpitas, California for an additional six-month term through August 2024 and increased the payment for such Occupancy Services during the extension period.

In June 2021, Rani Management Services, Inc. (“RMS”) entered into a service agreement with ICL effective retrospectively to January 1, 2021, pursuant to which ICL agreed to rent a specified portion of its facility in San Jose, California to RMS. Additionally, RMS and ICL agreed to provide personnel services to the other upon requests based on rates specified in the agreement. In April 2022, RMS assigned the agreement to Rani LLC. In December 2022, RMS was dissolved. In March 2024, the Company entered into an amendment to increase the Occupancy Services from 23,000 square feet to 24,000 square feet (such agreement, as assigned and amended, the “RMS-ICL Service Agreement”). The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated. Rani LLC or ICL may terminate services under the RMS-ICL Service Agreement upon 60 days' notice to the other party, except for occupancy which requires six months’ notice. The RMS-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively, as well as allocations of expenses based upon Rani LLC’s utilization of ICL’s facilities and equipment.

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$306	$310
General and administrative	49	72
Total	$355	$382

As of March 31, 2024, three of the Company's facilities are owned or leased by an entity affiliated with the Company’s Chairman (Note 7). The Company pays for the use of these facilities through its services agreements with ICL.

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

Tax Receivable Agreement

Certain parties to the tax receivable agreement ("TRA"), entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to ICL and the other Continuing LLC Owners 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests (Note 2). During each of the three months ended March 31, 2024 and 2023, these parties to the TRA exchanged zero Paired Interests that resulted in tax benefits subject to the TRA (Note 12).

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

During each of the three months ended March 31, 2024 and 2023, certain related parties that are party to the Rani LLC Agreement exchanged zero Paired Interests for an equal number of shares of the Company's Class A common stock.

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

The Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. In December 2022, RMS was dissolved. In March 2024, the Company entered into an amendment to increase the Occupancy Services from 23,000 square feet to 24,000 square feet. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. In January 2024, the Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period through 2025. The Company accounted for the renewal option as a lease modification that did not result in a separate contract and recognized the additional right-of-use asset and corresponding lease liabilities associated with the Rani LLC-ICL Service Agreement in its condensed consolidated balance sheet.

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California have a term until February 2024, following an extension granted in July 2022. The Company accounted for the lease extension as a lease modification that did not result in a separate contract and recognized the right-of-use asset and lease liabilities associated with the Rani LLC-ICL Service Agreement in the consolidated balance sheet as of the modification date in July 2022. In December 2023, the Company provided to ICL notice of termination of the Occupancy Services in San Antonio, which termination will take effect in June 2024. In March 2024, the Company extended the facility in Milpitas, California for an additional six-month term through August 2024 and increased the payment for such Occupancy Services during the extension period. As of March 31, 2024, both leases were determined to be short-term.

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

Supplemental information on the Company’s condensed consolidated balance sheet and statements of cash flows as of March 31, 2024 and 2023 and for the three months ended March 31, 2024 and 2023, respectively, related to the Company's leases was as follows (in thousands):

	March 31,
	2024	2023
Weighted-average remaining lease term (in years)	4.4	1.6
Weighted-average discount rate	10.4%	10.4%

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$180	$259

As of March 31, 2024, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands), excluding short-term leases:

Year ending December 31,
2024 (remaining nine months)	$1,300
2025	1,902
2026	1,229
2027	1,278
2028	1,330
2029	458
Total undiscounted future minimum lease payments	$7,497
Less: Imputed interest	(1,526)
Total operating lease liability	$5,971
Less: Current portion of operating lease liability	1,222
Operating lease liability, net current portion	$4,749

8. Warrants

In August 2022, in conjunction with a loan and security agreement (Note 11), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. As of March 31, 2024, there were 76,336 warrants outstanding.

9. Stockholders’ Equity

As of March 31, 2024, Rani Holdings held approximately 51% of the Class A Units of Rani LLC, and approximately 49% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. From the date of the Organizational Transactions to March 31, 2024, 5,173,947 Paired Interests and 283,832 non-corresponding Class A Units of Rani LLC were exchanged for an equal number of shares of the Company's Class A common stock. For each of the three months ended March 31, 2024 and 2023, certain of the Continuing LLC Owners executed an exchange of zero Paired Interests and 83,377 and zero non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently canceled and retired pursuant to the terms of the Rani LLC Agreement.

In August 2022, the Company entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which the Company may offer and sell from time to time through the Agents up to $150.0 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of March 31, 2024, the Company has no sales under the Sales Agreement.

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

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners. As of March 31, 2024, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $23.1 million at March 31, 2024.

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

11. Long-Term Debt

In August 2022, the Company entered into the Loan Agreement with the Lender. The Loan Agreement provides for Loans in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions, which may not occur, and approval by the Lender. The purpose of the Loans is for general corporate purposes. In exchange for access to this facility, the Company agreed to issue warrants (Note 8).

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024 extendable to March 2025 under certain conditions. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans includes customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At March 31, 2024, the effective interest rate on the Loans was 15.66% and there were no events of default during the three months ended March 31, 2024. The Company is also subject to certain covenants. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. As of March 31, 2024, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of March 31, 2024, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2024 (remaining nine months)	$5,000
2025	15,000
2026	10,000
Total principal payments	$30,000
Less: amount representing debt discount	(561)
Total long-term debt	$29,439
Less: current portion of long-term debt	8,586
Total long-term debt, less current portion	$20,853

12. Income Taxes

The Company’s effective income tax rate was zero for each of the three months ended March 31, 2024 and 2023. As a result of the exchanges from the date of the Organizational Transactions to March 31, 2024, the Company recorded a $18.9 million deferred tax asset related to income tax benefit associated with the basis of the net assets of Rani LLC. Because of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not more-likely-than-not to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets.

There were no material changes to uncertain tax positions for the three months ended March 31, 2024 and 2023, and the Company does not anticipate material changes within the next twelve months.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(7,483)	$(8,372)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	26,034	25,240
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.29)	$(0.33)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of March 31,
	2024	2023
Paired Interests	24,116	24,116
Stock options	10,348	5,709
Non-corresponding Class A Units	1,262	1,387
Restricted stock units	1,099	1,855
Shares issuable pursuant to the ESPP	114	66
Warrants	76	76
Restricted stock awards	26	59
	37,041	33,268

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the three months ended March 31, 2024. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management's discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission ("SEC"). Some of the information contained in this discussion and analysis or set forth elsewhere in this document, includes forward looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Please also see the section titled “Forward Looking Statements.”

The following discussion contains references to calendar year 2023 and the three months ended March 31, 2024 and 2023, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC (“Rani LLC”) for the year ended December 31, 2023 and the three months ended March 31, 2024 and 2023, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiary.

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

As of March 31, 2024, our cash, cash equivalents and marketable securities totaled $39.6 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Our existing capital resources, including the net proceeds from our initial public offering in 2021 (“IPO”) and term loans we received under a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”), will not be sufficient to enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates. We may seek to raise capital through equity offerings or debt financings, collaboration agreements, or other arrangements with other companies, or through other sources of financing.

RT-111 Update

In February 2024, we announced positive topline results from a Phase 1 study of RT-111, the RaniPill capsule containing ustekinumab biosimilar which is being developed for the potential treatment of inflammatory conditions. The study met all of its endpoints and RT-111 was generally well tolerated with no serious adverse events noted. In the study, RT-111 orally delivered 0.5 mg and 0.75 mg of our proprietary formulation of ustekinumab biosimilar with high bioavailability. There was no meaningful difference in incidence of anti-drug antibodies in the groups receiving RT-111 compared to the group that received STELARA® (ustekinumab) via subcutaneous injection.

Lease

In November 2023, Rani LLC and BKM South Bay 240, LLC (“Landlord”) entered into the Standard Industrial/Commercial Multi-Tenant Lease - Net (the “Lease”). Pursuant to the terms of the Lease, we are leasing approximately 33,000 square feet of space in Fremont, California, which is part of a two-building project (the “Project”).

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

Relationship with InCube Labs, LLC

See Note 6 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses
Research and development	$7,586	$9,712	(21.9)%
General and administrative	6,448	6,804	(5.2)%
Total operating expenses	$14,034	$16,516	(15.0)%
Loss from operations	(14,034)	(16,516)	(15.0)%
Other income (expense), net
Interest income and other, net	549	891	(38.4)%
Interest expense and other, net	(1,294)	(1,207)	7.2%
Net loss	$(14,779)	$(16,832)	(12.2)%
Net loss attributable to non-controlling interest	(7,296)	(8,460)	(13.8)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,483)	$(8,372)	(10.6)%

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Payroll, stock-based compensation and related benefits	$5,748	$7,372
Facilities, materials and supplies	1,382	1,448
Third-party services	443	857
Other	13	35
Total	$7,586	$9,712

The decrease of $2.1 million in research and development expenses in the three months ended March 31, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $1.6 million due to reduction in workforce and $0.4 million reduction in third-party service costs.

General and Administrative Expenses

The decrease of $0.4 million in general and administrative expenses in the three months ended March 31, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $0.2 million due to reduction in workforce and $0.2 million reduction in other costs.

Other Income (Expense), Net

The increase of $0.4 million in other expense, net, in the three months ended March 31, 2024, as compared to the same period in 2023, was primarily attributed to a decrease in interest income of $0.3 million from our investment in marketable securities and an increase interest expense of $0.1 million from our debt.

Liquidity and Capital Resources

Overview

We have incurred recurring losses and negative cash flows from operations since inception, including net loss of $14.8 million for three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $80.4 million and for three months ended March 31, 2024, had negative cash flows from operations of $9.4 million. As of March 31, 2024, our cash, cash equivalents and marketable securities totaled $39.6 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Our existing capital resources, including the net proceeds from our IPO and term loans we received under the Loan Agreement, will not be sufficient to enable us to initiate any pivotal clinical trials. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the three months ended March 31, 2024 are issued. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our condensed consolidated financial statements, and investors may lose all or a part of their investment.

Financial Update

In November 2023, we committed to a plan for strategic prioritization of our programs, expansion of our manufacturing and streamlining of our business operations to support potential near-term value drivers and long-term growth (the “Restructuring”). The Restructuring included a reduction of our workforce by approximately 25%. As a result of the Restructuring, we estimate that we will incur approximately $0.3 million in costs of which nearly all are cash expenditures related to severance and half of which has been incurred to date. We expect the Restructuring to be substantially completed by the end of the second quarter of 2024. The estimates of costs that we expect to incur in connection with the Restructuring and the timing thereof are subject to a number of assumptions and actual results may differ materially from estimates. We may also incur other charges or cash expenditures not currently contemplated in connection with the Restructuring due to unanticipated events that may occur, including in connection with the implementation of the Restructuring.

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

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions, which may not occur, and approval by the Lender. The Loan Agreement also contains various covenants and restrictive provisions. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. As of March 31, 2024, we were in compliance with all applicable debt covenants under the Loan Agreement.

In August 2022, we entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of its Class A common stock, in such share amounts as we may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of March 31, 2024, we had no sales under the Sales Agreement.

Tax Receivable Agreement

See Note 10 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Future Funding Requirements

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

If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us. If we raise funds through collaborations, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or delay investments in our manufacturing scale-up and automation. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets. Furthermore, this Quarterly Report on Form 10-Q contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

The following table summarizes our cash, cash equivalents and marketable securities:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$6,877	$5,864
Marketable securities	32,704	42,675
Total cash, cash equivalents and marketable securities	$39,581	$48,539

As of March 31, 2024, we had cash and cash equivalents and marketable securities of $39.6 million, compared to $48.5 million as of December 31, 2023. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the three months ended March 31, 2024 are issued. Our existing capital resources, including the net proceeds from our IPO and Loans, will not be sufficient to fund our projected operating requirements for a twelve-month period from the issuance of our financial statements.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(9,402)	$(12,154)
Net cash provided by investing activities	10,294	4,123
Net cash provided by financing activities	121	8
Net decrease in cash, cash equivalents and restricted cash equivalents	$1,013	$(8,023)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $9.4 million, which was primarily attributable to a net loss of $14.8 million and net accretion and amortization of investments in marketable securities of $0.3 million, partially offset by the stock-based compensation expense of $3.9 million and depreciation and amortization expense of $0.2 million. Additionally, there was a decrease of $0.5 million in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities and accounts payable of $0.9 million and $0.2 million for the three months ended March 31, 2024, respectively.

Net cash used in operating activities for the three months ended March 31, 2023 was $12.2 million, which was primarily attributable to a net loss of $16.8 million and net accretion and amortization of investments in marketable securities of $0.7 million, partially offset by stock-based compensation expense of $4.4 million and non-cash depreciation and amortization expense of $0.2 million. Additionally, there was an increase in accrued expenses and other current liabilities of $0.3 million and a decrease in prepaid expenses and other current assets of $0.3 million for the three months ended March 31, 2023.

Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $10.3 million, which primarily consisted of $20.4 million in proceeds from maturities of marketable securities partially offset by $10.0 million in purchases of marketable securities.

For the three months ended March 31, 2023, net cash provided by investing activities was $4.1 million, which primarily consisted of $23.0 million in proceeds from maturities of marketable securities partially offset by $18.6 million and $0.3 million in purchases of marketable securities and property and equipment, respectively.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $0.1 million in proceeds from employee stock purchase plan.

For the three months ended March 31, 2023, net cash provided by financing activities was de minimis.

Contractual Obligations and Other Commitments

As of March 31, 2024, there have been no material changes to our contractual obligations and other commitments compared to those disclosed in our Annual Report on Form 10-K

Critical Accounting Policies and Estimates

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

For further information on our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024.

Recently Adopted Accounting Standards

See Note 2 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

We will remain an emerging growth company until the earliest of (1) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the closing of our IPO), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our Class A common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Management believes that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

10.1

Amendment No. 2 to Service Agreement, dated March 15, 2024, by and between Rani Therapeutics, LLC and InCube Labs, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.2

Amendment No. 1 to RMS Service Agreement, dated March 15, 2024, by and between Rani Therapeutics, LLC and InCube Labs, LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).

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

Rani Therapeutics Holdings, Inc.

Date: May 6, 2024	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)