Form 10-Q
period 2024-06-30
Rani Therapeutics Holdings, Inc.
filed 2024-08-06
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 29,290,064 shares of Class A common stock, $0.0001 par value per share, outstanding, 24,116,444 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,261,690 shares of the registrant’s Class A common stock.

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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,514	$5,864
Marketable securities	26,387	42,675
Prepaid expenses and other current assets	1,133	2,308
Total current assets	32,034	50,847
Property and equipment, net	5,695	6,105
Operating lease right-of-use asset	5,751	718
Other assets	246	246
Total assets	$43,726	$57,916
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$506	$648
Accrued expenses and other current liabilities	2,422	1,726
Current portion of long-term debt	12,290	4,897
Current portion of operating lease liability	1,363	718
Total current liabilities	16,581	7,989
Long-term debt, less current portion	17,207	24,484
Operating lease liability, less current portion	4,388	—
Total liabilities	38,176	32,473
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 26,489 and 26,036 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 24,116 issued and outstanding as of June 30, 2024 and December 31, 2023	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	90,012	85,762
Accumulated other comprehensive loss	(5)	(12)
Accumulated deficit	(87,177)	(72,889)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	2,835	12,866
Non-controlling interest	2,715	12,577
Total stockholders' equity	5,550	25,443
Total liabilities and stockholders' equity	$43,726	$57,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$6,115	$11,086	$13,700	$20,798
General and administrative	6,409	7,208	12,857	14,012
Total operating expenses	$12,524	$18,294	$26,557	$34,810
Loss from operations	(12,524)	(18,294)	(26,557)	(34,810)
Other income (expense), net
Interest income and other, net	439	896	988	1,787
Interest expense and other, net	(1,276)	(1,266)	(2,571)	(2,473)
Net loss	$(13,361)	$(18,664)	$(28,140)	$(35,496)
Net loss attributable to non-controlling interest	(6,556)	(9,361)	(13,852)	(17,821)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(6,805)	$(9,303)	$(14,288)	$(17,675)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.26)	$(0.37)	$(0.55)	$(0.70)
Weighted-average Class A common shares outstanding—basic and diluted	26,324	25,345	26,179	25,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(13,361)	$(18,664)	$(28,140)	$(35,496)
Other comprehensive loss
Net unrealized gain (loss) on marketable securities	12	(107)	13	19
Comprehensive loss	$(13,349)	$(18,771)	$(28,127)	$(35,477)
Comprehensive loss attributable to non-controlling interest	(6,550)	(9,415)	(13,845)	(17,811)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(6,799)	$(9,356)	$(14,282)	$(17,666)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	26,036	$3	24,116	$2	$85,762	$(12)	$(72,889)	$12,577	$25,443
Issuance of common stock under employee equity plans	175	—	—	—	—	—	—	—	—
Effect of exchanges of non-corresponding Class A Units of Rani LLC	83	—	—	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	45	—	—	(45)	—
Stock-based compensation	—	—	—	—	1,969	—	—	1,901	3,870
Net loss	—	—	—	—	—	—	(7,483)	(7,296)	(14,779)
Other comprehensive gain	—	—	—	—	—	1	—	—	1
Balance at March 31, 2024	26,294	$3	24,116	$2	$87,776	$(11)	$(80,372)	$7,137	$14,535
Issuance of common stock under employee stock purchase plan, net of shares withheld for tax settlement	110	—	—	—	221	—	—	—	221
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	85	—	—	—	14	—	—	—	14
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(108)	—	—	108	—
Stock-based compensation	—	—	—	—	2,109	—	—	2,020	4,129
Net loss	—	—	—	—	—	—	(6,805)	(6,556)	(13,361)
Other comprehensive gain	—	—	—	—	—	6	—	6	12
Balance at June 30, 2024	26,489	$3	24,116	$2	$90,012	$(5)	$(87,177)	$2,715	$5,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2022	25,295	$3	24,116	$2	$75,842	$(73)	$(38,919)	$37,149	$74,004
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	81	—	—	—	(124)	—	—	—	(124)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	98	—	—	(98)	—
Stock-based compensation	—	—	—	—	2,202	—	—	2,213	4,415
Net loss	—	—	—	—	—	—	(8,372)	(8,460)	(16,832)
Other comprehensive loss	—	—	—	—	—	63	—	63	126
Balance at March 31, 2023	25,376	$3	24,116	$2	$78,018	$(10)	$(47,291)	$30,867	$61,589
Issuance of common stock under employee stock purchase plan	63	—	—	—	219	—	—	—	219
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	78	—	—	—	(9)	—	—	—	(9)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(54)	—	—	54	—
Equity-based compensation	—	—	—	—	2,572	—	—	2,569	5,141
Net loss	—	—	—	—	—	—	(9,303)	(9,361)	(18,664)
Other comprehensive loss	—	—	—	—	—	(53)	—	(54)	(107)
Balance at June 30, 2023	25,517	$3	24,116	$2	$80,746	$(63)	$(56,594)	$24,075	$48,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(28,140)	$(35,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,999	9,556
Depreciation and amortization	503	377
Non-cash operating lease expense	477	520
Amortization of debt discount and issuance costs	116	116
Net accretion and amortization of investments in marketable securities	(630)	(1,242)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,175	860
Accounts payable	(142)	(332)
Accrued expenses and other current liabilities	688	1,707
Operating lease liabilities	(477)	(521)
Net cash used in operating activities	(18,431)	(24,455)
Cash flows from investing activities
Proceeds from maturities of marketable securities	38,550	58,000
Purchases of marketable securities	(21,619)	(52,505)
Purchases of property and equipment	(112)	(583)
Net cash provided by investing activities	16,819	4,912
Cash flows from financing activities
Issuance of common stock under employee stock purchase plan	221	219
Exercise of options	38	—
Proceeds from employee stock purchase plan	27	2
Tax withholdings paid on behalf of employees for net share settlement	(24)	(133)
Net cash provided by financing activities	262	88
Net decrease in cash, cash equivalents and restricted cash equivalents	(1,350)	(19,455)
Cash, cash equivalents and restricted cash equivalents, beginning of period	6,364	27,507
Cash, cash equivalents and restricted cash equivalents, end of period	$5,014	$8,052
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,731	$—
Remeasurement of operating lease right-of-use assets	$589	$578
Exchanges of non-corresponding Class A Units of Rani LLC	$298	$—
Interest income receivable included in prepaid expenses and other current assets	$51	$186
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$—	$38

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

As part of the Organizational Transactions, the Company entered into a Registration Rights Agreement with certain individuals and entities that continued to hold economic nonvoting Class A units of Rani LLC (“Class A Units”), collectively referred to herein as the “Continuing LLC Owners”. The Continuing LLC Owners are entitled to exchange, subject to the terms of the Rani LLC Agreement, the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of June 30, 2024, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,261,690 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $28.1 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had an accumulated deficit of $87.2 million and for the six months ended June 30, 2024, had negative cash flows from operations of $18.4 million. As of June 30, 2024, cash, cash equivalents and marketable securities totaled $30.9 million. Based on its available cash resources and current operating plan, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that its financial statements for the six months ended June 30, 2024 are issued. The Company’s existing capital resources, including the net proceeds from our IPO and term loans (the “Loans”) under a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”) entered into in August 2022, will not be sufficient to enable it to initiate any pivotal clinical trials. The Company will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of its product candidates and seek regulatory approval thereof, to expand its manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of its product candidates.

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

In August 2022, the Company entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of June 30, 2024, the Company has no sales under the Sales Agreement.

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

Subsequent to June 30, 2024, the Company completed an equity offering with the aggregate gross proceeds of approximately $10.0 million, before deducting placement agent fees and other estimated offering expenses payable by the Company, and excluding potential proceeds, if any, from the exercise of certain warrants issued in the offering (Note 15). The proceeds received do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2023. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024.

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
End of Period:
Cash and cash equivalents	$4,514	$7,552
Restricted cash equivalents	500	500
Total cash, cash equivalents and restricted cash equivalents	$5,014	$8,052

Collaborative Arrangements

The Company assesses whether its collaboration agreements are subject to ASC Topic 808: Collaborative Arrangements based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808 and the Company concludes that its collaboration partner is not a customer, the Company presents amounts due from its collaboration partner as a reduction of research and development expense based on the nature of such payments.

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

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarizes the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,276	$—	$—	$3,276
Total cash equivalents	3,276	—	—	3,276
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	3,776	—	—	3,776
Marketable securities:
U.S. Treasuries and agencies	24,210	—	(12)	24,198
Corporate debt securities	992	—	(2)	990
Commercial paper	1,200	—	(1)	1,199
Total marketable securities	26,402	—	(15)	26,387
Total cash equivalents, restricted cash equivalents and marketable securities	$30,178	$—	$(15)	$30,163

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,339	$—	$—	$3,339
Total cash and cash equivalents	3,339	—	—	3,339
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	3,839	—	—	3,839
Marketable securities:
U.S. Treasuries and agencies	35,513	—	(18)	35,495
Corporate debt securities	1,971	—	(8)	1,963
Commercial paper	5,219	—	(2)	5,217
Total marketable securities	42,703	—	(28)	42,675
Total cash equivalents, restricted cash equivalents and marketable securities	$46,542	$—	$(28)	$46,514

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of June 30, 2024, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at June 30, 2024. As of each June 30, 2024 and December 31, 2023, interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet was $0.1 million.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,276	$—	$—	$3,276
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	24,198	—	—	24,198
Corporate debt securities	—	990	—	990
Commercial paper	—	1,199	—	1,199
Total assets	$27,974	$2,189	$—	$30,163

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,339	$—	$—	$3,339
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	35,495	—	—	35,495
Corporate debt securities	—	1,963	—	1,963
Commercial paper	—	5,217	—	5,217
Total assets	$39,334	$7,180	$—	$46,514

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued professional fees	$889	$235
Accrued interest	716	500
Payroll and related	271	313
Accrued preclinical and clinical trial costs	12	424
Other	534	254
Total accrued expenses and other current liabilities	$2,422	$1,726

6. Collaborative Arrangements

ProGen Co., Ltd.

In June 2024, the Company and ProGen Co., Ltd. (“ProGen”) entered into a Collaboration Agreement (the “Collaboration Agreement”). Under the Collaboration Agreement, the Company and ProGen will collaborate to manufacture, develop, seek regulatory approvals for and, if approved, commercialize a product (the “Product”) combining ProGen’s GLP-1/GLP-2 dual agonist compound, PG-102, and the RaniPill HC oral delivery device (the “Device”) in the field of weight management (including without limitation obesity, weight reduction and weight maintenance) in humans (the “Collaboration”).

Under the Collaboration Agreement, development costs, as well as operating profits and losses from the commercialization of the Product, will be equally shared by the Company and ProGen. The Company and ProGen each granted to the other party an exclusive right and license (except with respect to the other party’s affiliates and sublicensees) to certain intellectual property to develop the Product for weight management and an exclusive right and license to seek regulatory approval for, and to use, sell, offer to sell, import and commercialize the Product in their assigned territories. The Company will lead the development of the Product in the United States, Canada, Europe (including the United Kingdom) and Australia, and ProGen will lead development in all other countries.

Each party has the right to opt-out of the Collaboration (“Opt-Out”) at any time upon prior written notice to the other party. Following an Opt-Out, the continuing party shall have sole right to develop, conduct regulatory activities for and commercialize the Product on a worldwide basis. The Opt-Out party shall share all development costs and operating profit (or loss) through the effective date of the Opt-Out, and all costs to complete the conduct of any clinical trials of Product that have been initiated prior to delivery of the Opt-Out notice, even if the costs are incurred or the trials are completed after the effective date of the Opt-Out. The continuing party shall pay to the Opt-Out party low single to mid-single digit royalties on net sales of the Product made after the Opt-Out date depending on when the Opt-Out occurs.

The Company determined that the Collaboration Agreement is not a contract with a customer and is therefore accounted for under ASC Topic 808. The Company evaluates the presentation of amounts due from ProGen based on the nature of each separate activity. Reimbursements from ProGen are recognized as contra-research and development expense on the Consolidated Statement of Operations once earned and collectability is assured. As of June 30, 2024, no reimbursement has been received from ProGen nor recorded as contra-research and development expense.

7. Related Party Transactions

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family. The founder and Chairman is the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is also the brother of the founder and Chairman and thus uncle of the Company’s Chief Executive Officer.

Service Agreements

In June 2021, Rani LLC entered into a service agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California had a term until February 2024, following an extension granted in July 2022, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively. In December 2023, Rani LLC provided to ICL notice of termination of the Occupancy Services in San Antonio, which took effect in June 2024. In March 2024, the Company extended the facility in Milpitas, California for an additional six-month term through August 2024 and increased the payment for such Occupancy Services during the extension period.

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$261	$299	$567	$609
General and administrative	97	61	146	133
Total	$358	$360	$713	$742

As of June 30, 2024, two of the Company's facilities were owned or leased by an entity affiliated with the Company’s Chairman (Note 8). The Company pays for the use of these facilities through its services agreements with ICL.

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

Intellectual Property Agreement with Mir Imran (the “Mir Agreement”)

In June 2021, the Company, through Rani LLC, entered into the Mir Agreement, pursuant to which the Company and Mir Imran agreed that the Company would own all intellectual property conceived (i) using any of the Company’s people, equipment, or facilities or (ii) that is within the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine. Neither the Company nor Mir Imran may assign the Mir Agreement to any third party without the prior written consent of the other party. The initial term of the Mir Agreement was three years, which could be extended upon mutual consent of the parties. In June 2024, the parties agreed to extend the term of the Mir Agreement by ninety (90) days.

Tax Receivable Agreement

Certain parties to the tax receivable agreement ("TRA"), entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to ICL and the other Continuing LLC Owners 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During each of the six months ended June 30, 2024 and 2023, these parties to the TRA exchanged zero Paired Interests that resulted in tax benefits subject to the TRA.

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

During each of the six months ended June 30, 2024 and 2023, certain related parties that are party to the Rani LLC Agreement exchanged zero Paired Interests for an equal number of shares of the Company's Class A common stock.

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

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California had a term until February 2024, following an extension granted in July 2022. The Company accounted for the lease extension as a lease modification that did not result in a separate contract and recognized the right-of-use asset and lease liabilities associated with the Rani LLC-ICL Service Agreement in the consolidated balance sheet as of the modification date in July 2022. In December 2023, the Company provided to ICL notice of termination of the Occupancy Services in San Antonio, which took effect in June 2024. In March 2024, the Company extended the facility in Milpitas, California for an additional six-month term through August 2024 and increased the payment for such Occupancy Services during the extension period. As of June 30, 2024, the lease was determined to be short-term.

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

Supplemental information on the Company’s condensed consolidated balance sheet and statements of cash flows as of June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, respectively, related to the Company's leases was as follows (in thousands):

	June 30,
	2024	2023
Weighted-average remaining lease term (in years)	4.3	1.3
Weighted-average discount rate	10.4%	10.4%

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$550	$521

As of June 30, 2024, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands), excluding short-term leases:

Year ending December 31,
2024 (remaining six months)	$930
2025	1,902
2026	1,229
2027	1,278
2028	1,330
2029	458
Total undiscounted future minimum lease payments	$7,127
Less: Imputed interest	(1,376)
Total operating lease liability	$5,751
Less: Current portion of operating lease liability	1,363
Operating lease liability, net current portion	$4,388

9. Warrants

In August 2022, in conjunction with a loan and security agreement (Note 12), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. As of June 30, 2024, there were 76,336 warrants outstanding.

10. Stockholders’ Equity

As of June 30, 2024, Rani Holdings held approximately 51% of the Class A Units of Rani LLC, and approximately 49% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. From the date of the Organizational Transactions to June 30, 2024, 5,173,947 Paired Interests and 283,832 non-corresponding Class A Units of Rani LLC were exchanged for an equal number of shares of the Company's Class A common stock. For each of the six months ended June 30, 2024 and 2023, certain of the Continuing LLC Owners executed an exchange of zero Paired Interests and 83,377 and zero non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently canceled and retired pursuant to the terms of the Rani LLC Agreement.

In August 2022, the Company entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which the Company may offer and sell from time to time through the Agents up to $150.0 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of June 30, 2024, the Company had no sales under the Sales Agreement.

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

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners. As of June 30, 2024, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $23.1 million at June 30, 2024.

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

12. Long-Term Debt

In August 2022, the Company entered into the Loan Agreement with the Lender. The Loan Agreement provides for Loans in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions, which may not occur, and approval by the Lender. The purpose of the Loans is for general corporate purposes. In exchange for access to this facility, the Company agreed to issue warrants (Note 9).

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024 extendable to March 2025 under certain conditions, which the Company has determined to be not probable as of June 30, 2024. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans includes customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At June 30, 2024, the effective interest rate on the Loans was 15.62% and there were no events of default during the six months ended June 30, 2024. The Company is also subject to certain covenants. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. As of June 30, 2024, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of June 30, 2024, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2024 (remaining six months)	$5,000
2025	15,000
2026	10,000
Total principal payments	$30,000
Less: amount representing debt discount	(503)
Total long-term debt	$29,497
Less: current portion of long-term debt	12,290
Total long-term debt, less current portion	$17,207

13. Income Taxes

The Company’s effective income tax rate was zero for each of the six months ended June 30, 2024 and 2023. As a result of the exchanges from the date of the Organizational Transactions to June 30, 2024, the Company recorded a $18.9 million deferred tax asset related to income tax benefit associated with the basis of the net assets of Rani LLC. Because of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not more-likely-than-not to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets.

There were no material changes to uncertain tax positions for the six months ended June 30, 2024 and 2023, and the Company does not anticipate material changes within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Six Months Ended June 30,
	2024	2023
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(14,288)	$(17,675)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	26,179	25,293
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.55)	$(0.70)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of June 30,
	2024	2023
Paired Interests	24,116	24,116
Stock options	10,536	6,414
Non-corresponding Class A Units	1,262	1,387
Restricted stock units	984	1,756
Warrants	76	76
Shares issuable pursuant to the ESPP	41	82
Restricted stock awards	18	51
	37,033	33,882

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the six months ended June 30, 2024. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

15. Subsequent Events

Securities Purchase Agreement

In July 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Equity Investor”) relating to the issuance and sale of: (i) 2,800,000 shares of its Class A common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which will accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock and (iv) Series B common warrants, which will accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “Offering”). The Offering closed on July 23, 2024.

The pre-funded warrants are exercisable immediately following the closing date of the Offering and have an unlimited term and an exercise price of $0.0001 per share. The Series A common warrants will be exercisable following the six-month anniversary of the closing date of the Offering, will expire 18 months from the date of issuance and will have an exercise price of $3.08 per share. The Series B common warrants will be exercisable following the six-month anniversary of the closing date of the Offering, will expire five and a half years from the date of issuance and will have an exercise price of $3.08 per share. The combined offering price is $3.08 per share of Class A common stock and accompanying Series A common warrant and accompanying Series B common warrant, or in the case of pre-funded warrants, $3.0799 per pre-funded warrant and accompanying Series A common warrant and accompanying Series B common warrant. The aggregate gross proceeds to the Company from the Offering were approximately $10.0 million, before deducting placement agent fees and other offering expenses payable by the Company, and excluding potential proceeds, if any, from the exercise of the pre-funded warrants, Series A common warrants and Series B common warrants issued in the Offering.

The Series A common warrants and Series B common warrants include certain rights upon “fundamental transactions” as described in the Series A common warrants and Series B common warrants. In the Series B common warrants, these rights upon “fundamental transactions” include the right of the holders thereof to receive from Rani or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value (as described in such Series B common warrants) of the unexercised portion of the applicable Series B common warrants on the date of the consummation of such fundamental transaction.

Pursuant to the terms of the Securities Purchase Agreement, until 60 days following the closing of the Offering, the Company has agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Class A common stock or common stock equivalents, or file or amend any registration statement or prospectus, other than as necessary to maintain the registration of the securities offered hereby. The Company has further agreed not to enter into an agreement involving any new variable rate transactions until six months following the closing of the Offering, subject to certain exceptions. In addition, the Company’s directors and officers have entered into lock-up agreements with the Company pursuant to which each of them has agreed not to, for a period of 60 days from the closing of the Offering, offer, sell, transfer or otherwise dispose of the Company’s securities, subject to certain exceptions.

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

The following discussion contains references to calendar year 2023 and the three and six months ended June 30, 2024 and 2023, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC (“Rani LLC”) for the year ended December 31, 2023 and the three and six months ended June 30, 2024 and 2023, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiary.

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

As of June 30, 2024, our cash, cash equivalents and marketable securities totaled $30.9 million. In July 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor relating to the issuance and sale of: (i) 2,800,000 shares of its Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “Offering”). The aggregate gross proceeds from the Offering were approximately $10.0 million, before deducting placement agent fees and other offering expenses payable by us, and excluding potential proceeds, if any, from the exercise of the pre-funded warrants, Series A common warrants and Series B common warrants issued in the Offering.

We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Our existing capital resources, including the net proceeds from the recently completed Offering, our initial public offering in 2021 (“IPO”) and term loans we received under a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”), will not be sufficient to enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates. We may seek to raise capital through equity offerings or debt financings, collaboration agreements, or other arrangements with other companies, or through other sources of financing.

Pipeline Update

In June 2024, we entered into a definitive agreement (“ProGen Agreement”) with ProGen, Co., Ltd. (“ProGen”) for the co-development and commercialization of RT-114, an oral RaniPill capsule containing ProGen’s PG-102, a GLP-1/GLP-2 dual agonist, for the treatment of obesity. Under the terms of the ProGen Agreement, we and ProGen agree to share responsibilities for the development and commercialization of RT-114 worldwide, including a 50/50 cost and revenue share arrangement. We have exclusive rights to lead development and commercialization of RT-114 in the United States, Europe, Canada and Australia, and ProGen has exclusive rights to lead development and commercialization in the rest of the world. Each party has certain rights to sublicense in its territories. We are designated to lead operationally in conducting preclinical and development activities through the Phase 1 program, which is expected to initiate in 2025. As part of the ProGen Agreement, there was no upfront payment or financial exchange between the companies.

In January 2023, we entered into a License and Supply Agreement with Celltrion Inc. (“Celltrion”) under which we receive a license and supply of Celltrion’s ustekinumab biosimilar for development and commercialization of RT-111 worldwide, subject to a right of first negotiation for Celltrion following completion of a Phase 1 clinical trial that meets its primary endpoint(s). RT-111 is a RaniPill capsule containing our proprietary formulation of an ustekinumab biosimilar. In February 2024, we reported the data for the Phase 1 clinical trial with RT-111 in Australia. The study met all its endpoints, RT-111 was well tolerated and delivered ustekinumab biosimilar with high bioavailability. No serious adverse events were reported in the study. We provided topline data from the study to Celltrion pursuant to the License and Supply Agreement. Celltrion’s right of first negotiation under the License and Supply Agreement has expired.

Relationship with InCube Labs, LLC

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

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses
Research and development	$6,115	$11,086	(44.8)%
General and administrative	6,409	7,208	(11.1)%
Total operating expenses	$12,524	$18,294	(31.5)%
Loss from operations	(12,524)	(18,294)	(31.5)%
Other income (expense), net
Interest income and other, net	439	896	(51.0)%
Interest expense and other, net	(1,276)	(1,266)	0.8%
Net loss	$(13,361)	$(18,664)	(28.4)%
Net loss attributable to non-controlling interest	(6,556)	(9,361)	(30.0)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(6,805)	$(9,303)	(26.9)%

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended June 30,
	2024	2023
Payroll, stock-based compensation and related benefits	$4,677	$7,617
Facilities, materials and supplies	1,217	1,603
Third-party services	205	1,764
Other	16	102
Total	$6,115	$11,086

The decrease of $5.0 million in research and development expenses in the three months ended June 30, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $2.9 million due to reduction in workforce, $1.6 million reduction in third-party services and $0.4 million reduction in materials and supplies due to the timing of certain preclinical and clinical studies.

General and Administrative Expenses

The decrease of $0.8 million in general and administrative expenses in the three months ended June 30, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $1.3 million due to reduction in workforce, offset by an increase in facility costs of $0.4 million due to the lease in Fremont, California.

Other Income (Expense), Net

The increase of $0.5 million in other expense, net, in the three months ended June 30, 2024, as compared to the same period in 2023, was attributed to a decrease in interest income of $0.5 million from our investment in marketable securities.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses
Research and development	$13,700	$20,798	(34.1)%
General and administrative	12,857	14,012	(8.2)%
Total operating expenses	$26,557	$34,810	(23.7)%
Loss from operations	(26,557)	(34,810)	(23.7)%
Other income (expense), net
Interest income and other, net	988	1,787	(44.7)%
Interest expense and other, net	(2,571)	(2,473)	4.0%
Net loss	$(28,140)	$(35,496)	(20.7)%
Net loss attributable to non-controlling interest	(13,852)	(17,821)	(22.3)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(14,288)	$(17,675)	(19.2)%

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Six Months Ended June 30,
	2024	2023
Payroll, stock-based compensation and related benefits	$10,425	$14,988
Facilities, materials and supplies	2,600	3,052
Third-party services	648	2,621
Other	27	137
Total	$13,700	$20,798

The decrease of $7.1 million in research and development expenses in the six months ended June 30, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $4.6 million due to reduction in workforce, $2.0 million reduction in third-party services and $0.4 million reduction in materials and supplies due to the timing of certain preclinical and clinical studies.

General and Administrative Expenses

The decrease of $1.2 million in general and administrative expenses in the six months ended June 30, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $1.5 million due to reduction in workforce and $0.3 million reduction in other costs, offset by an increase in facility costs of $0.5 million due to the lease in Fremont, California.

Other Income (Expense), Net

The increase of $0.9 million in other expense, net, in the six months ended June 30, 2024, as compared to the same period in 2023, was primarily attributed to a decrease in interest income of $0.8 million from our investment in marketable securities and an increase interest expense of $0.1 million from our debt.

Liquidity and Capital Resources

Overview

We have incurred recurring losses and negative cash flows from operations since inception, including net loss of $28.1 million for six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $87.2 million and for six months ended June 30, 2024, had negative cash flows from operations of $18.4 million. As of June 30, 2024, our cash, cash equivalents and marketable securities totaled $30.9 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Our existing capital resources, including the net proceeds from our IPO and term loans we received under the Loan Agreement, will not be sufficient to enable us to initiate any pivotal clinical trials. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the six months ended June 30, 2024 are issued. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our condensed consolidated financial statements, and investors may lose all or a part of their investment.

Financial Update

In July 2024, we entered into the Securities Purchase Agreement with an institutional investor relating to the Offering. The aggregate gross proceeds from the Offering were approximately $10.0 million, before deducting placement agent fees and other offering expenses payable by us, and excluding potential proceeds, if any, from the exercise of the pre-funded warrants, Series A common warrants and Series B common warrants issued in the Offering.

Pursuant to the terms of the Securities Purchase Agreement, until 60 days following the closing of the Offering, we have agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Class A common stock or common stock equivalents, or file or amend any registration statement or prospectus, other than as necessary to maintain the registration of the securities offered hereby. We have further agreed not to enter into an agreement involving any new variable rate transactions until six months following the closing of the Offering, subject to certain exceptions.

In November 2023, we committed to a plan for strategic prioritization of our programs, expansion of our manufacturing and streamlining of our business operations to support potential near-term value drivers and long-term growth (the “Restructuring”). The Restructuring included a reduction of our workforce by approximately 25%. As a result of the Restructuring, we incurred $0.3 million in costs of which nearly all are cash expenditures related to severance. The Restructuring was substantially completed by the end of the second quarter of 2024.

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

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans is uncommitted and is subject to certain conditions, which may not occur, and approval by the Lender. The Loan Agreement also contains various covenants and restrictive provisions. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. The Loan principal is repayable in equal monthly installments beginning September 2024 extendable to March 2025 under certain conditions, which the Company has determined to be not probable as of June 30, 2024. As of June 30, 2024, we were in compliance with all applicable debt covenants under the Loan Agreement.

In August 2022, we entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of its Class A common stock, in such share amounts as we may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of June 30, 2024, we had no sales under the Sales Agreement.

Tax Receivable Agreement

See Note 11 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Future Funding Requirements

Notwithstanding the sharing of development costs for the RT-114 program under the ProGen Agreement, our existing capital resources, including the net proceeds from our IPO, Loans and the Offering, will not be sufficient to enable us to initiate any pivotal clinical trials with respect to any of our product candidates. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates.

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
•
our ability to realize savings from any restructuring plans or cost-containment measures we may implement; and
•
the economic and other terms, timing of and success of any collaboration, licensing, or other arrangements which we may enter in the future.

Pursuant to the terms of the Securities Purchase Agreement, until 60 days following the closing of the Offering, we agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Class A common stock or common stock equivalents, or file or amend any registration statement or prospectus, other than as necessary to maintain the registration of the securities offered in the Offering. We further agreed not to enter into an agreement involving any new variable rate transactions until six months following the closing of the Offering, subject to certain exceptions. These restrictions could prevent us from raising additional capital that we might otherwise be able to raise.

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

The following table summarizes our cash, cash equivalents and marketable securities:

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$4,514	$5,864
Marketable securities	26,387	42,675
Total cash, cash equivalents and marketable securities	$30,901	$48,539

As of June 30, 2024, we had cash and cash equivalents and marketable securities of $30.9 million, compared to $48.5 million as of December 31, 2023. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the six months ended June 30, 2024 are issued. Our existing capital resources, including the net proceeds from our IPO and Loans, will not be sufficient to fund our projected operating requirements for a twelve-month period from the issuance of our financial statements.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(18,431)	$(24,455)
Net cash provided by investing activities	16,819	4,912
Net cash provided by financing activities	262	88
Net decrease in cash, cash equivalents and restricted cash equivalents	$(1,350)	$(19,455)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $18.4 million, which was primarily attributable to a net loss of $28.1 million and net accretion and amortization of investments in marketable securities of $0.6 million, partially offset by the stock-based compensation expense of $8.0 million and depreciation and amortization expense of $0.5 million. Additionally, there was a decrease of $1.2 million in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities of $0.7 million for the six months ended June 30, 2024.

Net cash used in operating activities for the six months ended June 30, 2023 was $24.5 million, which was primarily attributable to a net loss of $35.5 million and net accretion and amortization of investments in marketable securities of $1.2 million, partially offset by stock-based compensation expense of $9.6 million and depreciation and amortization expense of $0.4 million. Additionally, there was an increase in accrued expenses and other current liabilities of $1.7 million and decreases in prepaid expenses and other current assets of $0.9 million and accounts payable of $0.4 million for the six months ended June 30, 2023.

Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities was $16.8 million, which primarily consisted of $38.6 million in proceeds from maturities of marketable securities partially offset by $21.6 million in purchases of marketable securities.

For the six months ended June 30, 2023, net cash provided by investing activities was $4.9 million consisting of $58.0 million in proceeds from maturities of marketable securities partially offset by $52.5 million and $0.6 million in purchases of marketable securities and property and equipment, respectively.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $0.3 million, which primarily consisted of the issuance of common stock under employee stock purchase plan.

For the six months ended June 30, 2023, net cash provided by financing activities was de minimis.

Contractual Obligations and Other Commitments

As of June 30, 2024, there have been no material changes to our contractual obligations and other commitments compared to those disclosed in our Annual Report on Form 10-K

Critical Accounting Policies and Estimates

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our collaboration agreement with ProGen Co., Ltd. includes certain restrictions and obligations that may limit our flexibility in developing and commercializing RT-114 or require us to bear costs we otherwise would not incur.

In June 2024, we entered into a Collaboration Agreement with ProGen for the worldwide development and commercialization of RT-114, a GLP-1/GLP-2 dual agonist in the RaniPill® HC capsule. Under the terms of the ProGen Agreement, the parties will share equally the costs and revenues from development and commercialization of RT-114. Each party has certain rights, restrictions and obligations under the ProGen Agreement with respect to the development, manufacture and commercialization of RT-114, including certain rights to provide input on or approve activities of the other party or costs related thereto. As a result, we may not be able to develop and commercialize RT-114 in the manner or timeframe we believe to be most advantageous, and may be obligated to share costs that we otherwise would not incur. In addition, under the terms of the ProGen Agreement, each party has the right to opt-out of the collaboration, including the cost and revenue sharing, for RT-114, in which case the continuing party would bear all costs for further development, manufacture and commercialization of RT-114, other than certain costs already then-approved, and receive all future revenues from the program, subject to a low-to-mid single-digit royalty to the other party, depending on when the opt-out occurred. If ProGen were to opt-out, we would bear all such costs for further development, manufacture and commercialization of RT-114.

Negative results arising from ProGen’s development or future commercialization of PG-102, the therapeutic compound used in RT-114, could have materially adverse effects on our development of RT-114, or limit the commercial profile of an approved label for or result in limiting the commercial opportunity for RT-114, if approved..

The therapeutic compound utilized in RT-114 is a GLP-1/GLP-2 dual agonist from ProGen known as PG-102. ProGen is developing PG-102, independent of our collaboration, as a subcutaneous injection for obesity and type-II diabetes. ProGen may develop PG-102 for other indications. ProGen’s PG-102 is in Phase 1 clinical testing. If ProGen’s clinical or preclinical testing of PG-102 results in data that is negative, or perceived to be negative, including without limitation safety concerns, adverse events or uncompetitive or poor efficacy data, or if ProGen encounters challenges obtaining regulatory approval for or commercial success with PG-102, such results could materially adversely affect the development, potential for regulatory approval for and/or commercial opportunity of RT-114, since RT-114 utilizes the same compound. In addition, if ProGen, itself or through a partner, succeeds in developing, obtaining regulatory approval for, and commercializing PG-102 outside of our collaboration, that product could compete with RT-114 and have a material adverse effect on the commercial opportunity for RT-114.

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

10.1*x	Collaboration Agreement between Rani Therapeutics, LLC and ProGen Co., Ltd. dated June 17, 2024.
10.2*	Extension of Intellectual Property Agreement dated June 12, 2024 by and between Rani Therapeutics, LLC and Mir Imran.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Rani Therapeutics Holdings, Inc.

Date: August 6, 2024	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)