Form 10-Q
period 2024-09-30
Rani Therapeutics Holdings, Inc.
filed 2024-11-14
CIK 1856725

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the registrant had 33,311,543 shares of Class A common stock, $0.0001 par value per share, outstanding, 23,977,139 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,229,630 shares of the registrant’s Class A common stock.

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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,277	$5,864
Marketable securities	26,127	42,675
Prepaid expenses and other current assets	1,967	2,308
Total current assets	32,371	50,847
Property and equipment, net	5,496	6,105
Operating lease right-of-use asset	5,427	718
Other assets	246	246
Total assets	$43,540	$57,916
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,566	$648
Accrued expenses and other current liabilities	1,867	1,726
Deferred revenue	600	—
Current portion of long-term debt	14,768	4,897
Current portion of operating lease liability	1,410	718
Total current liabilities	20,211	7,989
Long-term debt, less current portion	13,537	24,484
Operating lease liability, less current portion	4,017	—
Total liabilities	37,765	32,473
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 29,807 and 26,036 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 24,116 issued and outstanding as of September 30, 2024 and December 31, 2023	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	97,067	85,762
Accumulated other comprehensive gain (loss)	8	(12)
Accumulated deficit	(93,960)	(72,889)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	3,120	12,866
Non-controlling interest	2,655	12,577
Total stockholders' equity	5,775	25,443
Total liabilities and stockholders' equity	$43,540	$57,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$6,172	$11,220	$19,872	$32,018
General and administrative	5,627	6,635	18,484	20,647
Total operating expenses	$11,799	$17,855	$38,356	$52,665
Loss from operations	(11,799)	(17,855)	(38,356)	(52,665)
Other income (expense), net
Interest income and other, net	414	839	1,403	2,626
Interest expense and other, net	(1,337)	(1,316)	(3,909)	(3,789)
Net loss	$(12,722)	$(18,332)	$(40,862)	$(53,828)
Net loss attributable to non-controlling interest	(5,939)	(9,135)	(19,791)	(26,956)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(6,783)	$(9,197)	$(21,071)	$(26,872)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.24)	$(0.36)	$(0.78)	$(1.06)
Weighted-average Class A common shares outstanding—basic and diluted	28,836	25,552	27,071	25,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(12,722)	$(18,332)	$(40,862)	$(53,828)
Other comprehensive loss
Net unrealized gain on marketable securities	24	45	37	64
Comprehensive loss	$(12,698)	$(18,287)	$(40,825)	$(53,764)
Comprehensive loss attributable to non-controlling interest	(5,928)	(9,113)	(19,774)	(26,924)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(6,770)	$(9,174)	$(21,051)	$(26,840)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	26,036	$3	24,116	$2	$85,762	$(12)	$(72,889)	$12,577	$25,443
Issuance of common stock under employee equity plans	175	—	—	—	—	—	—	—	—
Effect of exchanges of non-corresponding Class A Units of Rani LLC	83	—	—	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	45	—	—	(45)	—
Stock-based compensation	—	—	—	—	1,969	—	—	1,901	3,870
Net loss	—	—	—	—	—	—	(7,483)	(7,296)	(14,779)
Other comprehensive gain	—	—	—	—	—	1	—	—	1
Balance at March 31, 2024	26,294	$3	24,116	$2	$87,776	$(11)	$(80,372)	$7,137	$14,535
Issuance of common stock under employee stock purchase plan, net of shares withheld for tax settlement	110	—	—	—	221	—	—	—	221
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	85	—	—	—	14	—	—	—	14
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(108)	—	—	108	—
Stock-based compensation	—	—	—	—	2,109	—	—	2,020	4,129
Net loss	—	—	—	—	—	—	(6,805)	(6,556)	(13,361)
Other comprehensive gain	—	—	—	—	—	6	—	6	12
Balance at June 30, 2024	26,489	$3	24,116	$2	$90,012	$(5)	$(87,177)	$2,715	$5,550
Issuance of common stock in connection with the July Securities Purchase Agreement, net of issuance costs of $1,117	2,800	—	—	—	8,883	—	—	—	8,883
Exercise of pre-funded warrants	447	—	—	—	—	—	—	—	—
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	71	—	—	—	(1)	—	—	—	(1)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(4,010)	—	—	4,010	—
Stock-based compensation	—	—	—	—	2,183	—	—	1,858	4,041
Net loss	—	—	—	—	—	—	(6,783)	(5,939)	(12,722)
Other comprehensive gain	—	—	—	—	—	13	—	11	24
Balance at September 30, 2024	29,807	$3	24,116	$2	$97,067	$8	$(93,960)	$2,655	$5,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity (continued)

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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(40,862)	$(53,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,040	14,522
Depreciation and amortization	762	595
Non-cash operating lease expense	1,332	780
Amortization of debt discount and issuance costs	174	174
Net accretion and amortization of investments in marketable securities	(940)	(1,851)
Loss on disposal of property and equipment	65	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	341	(66)
Accounts payable	918	68
Accrued expenses and other current liabilities	61	1,628
Deferred revenue	600	—
Operating lease liabilities	(1,332)	(780)
Net cash used in operating activities	(26,841)	(38,758)
Cash flows from investing activities
Proceeds from maturities of marketable securities	57,250	81,500
Purchases of marketable securities	(39,725)	(63,852)
Purchases of property and equipment	(237)	(1,062)
Net cash provided by investing activities	17,288	16,586
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants in connection with the July Securities Purchase Agreement, net of issuance costs of $1,117	8,883	—
Issuance of common stock under employee stock purchase plan	221	219
Proceeds from employee stock purchase plan	99	80
Exercise of options	51	—
Tax withholdings paid on behalf of employees for net share settlement	(38)	(162)
Repayment of debt	(1,250)	—
Net cash provided by financing activities	7,966	137
Net decrease in cash, cash equivalents and restricted cash equivalents	(1,587)	(22,035)
Cash, cash equivalents and restricted cash equivalents, beginning of period	6,364	27,507
Cash, cash equivalents and restricted cash equivalents, end of period	$4,777	$5,472
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,731	$—
Remeasurement of operating lease right-of-use assets	$589	$578
Exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	$298	$169
Interest income receivable included in prepaid expenses and other current assets	$29	$188
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$—	$250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Notes to THE UNAUDITED CONDENSED Consolidated Financial Statements

1. Organization and Nature of Business

Description of Business

Rani Therapeutics Holdings, Inc. (“Rani Holdings”, and together with its consolidated subsidiary, the “Company”) is a clinical-stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics and drugs orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. The Company’s technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. The Company is advancing a portfolio of oral therapeutics using the RaniPill capsule. The Company is headquartered in San Jose, California and operates in one segment.

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

As part of the Organizational Transactions, the Company entered into a Registration Rights Agreement with certain individuals and entities that continued to hold economic nonvoting Class A units of Rani LLC (“Class A Units”), collectively referred to herein as the “Continuing LLC Owners”. The Continuing LLC Owners are entitled to exchange, subject to the terms of the Fifth Amended and Restated Limited Liability Company Agreement of Rani LLC (the “Rani LLC Agreement”), the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of September 30, 2024, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,261,690 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $40.9 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had an accumulated deficit of $94.0 million and for the nine months ended September 30, 2024, had negative cash flows from operations of $26.8 million. As of September 30, 2024, cash, cash equivalents and marketable securities totaled $30.4 million. Based on its available cash resources and current operating plan, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that its financial statements for the nine months ended September 30, 2024 are issued. The Company’s existing capital resources, including the issuance and sale of Class A common stock and warrants pursuant to a securities purchase agreement with an institutional investor in July 2024, will not be sufficient to enable it to initiate any pivotal clinical trials. The Company will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of its product candidates and seek regulatory approval thereof, to expand its manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of its product candidates.

In July 2024, the Company entered into a securities purchase agreement (the “July Securities Purchase Agreement”) with an institutional investor relating to the issuance and sale of: (i) 2,800,000 shares of Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “July Offering”). The aggregate net proceeds from the July Offering totaled $8.9 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series A common warrants and Series B common warrants issued in the July Offering. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In August 2022, the Company entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which the Company may offer and sell from time to time through the Agents up to $150 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of September 30, 2024, the Company has no sales under the Sales Agreement.

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

Subsequent to September 30, 2024, the Company completed an additional equity offering with the aggregate gross proceeds of approximately $10.0 million, before deducting placement agent fees and other estimated offering expenses payable by the Company, and excluding potential proceeds, if any, from the exercise of certain warrants issued in the offering (Note 16). The proceeds received do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2023. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024.

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
End of Period:
Cash and cash equivalents	$4,277	$4,972
Restricted cash equivalents	500	500
Total cash, cash equivalents and restricted cash equivalents	$4,777	$5,472

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

Revenue Recognition

The Company primarily generates revenue from evaluation arrangements with certain pharmaceutical partners, under which the Company performs evaluation services of the partner’s drug molecules using the RaniPill platform technology (Note 6).

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

The majority of the Company’s contracts include only one performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. Revenue for an individual contract is recognized at the related transaction price, which is the amount the Company expects to be entitled to in exchange for transferring the products and/or services. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods. As a practical expedient, we do not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less. Variable consideration has not been material to our condensed consolidated financial statements.

Consistent with the Company's policies and practices as described above, the Company recognizes contract revenue from its evaluation arrangements using a cost-based input method, which most faithfully depicts the transfer of the performance obligation to the customer. Accordingly, the Company will recognize contract revenue based on actual costs incurred as a percentage of total estimated costs the Company expects to incur to deliver its performance obligation. These actual costs consist of the internal labor efforts, in vivo testing services and materials costs related to the agreement, as the costs incurred over time will reflect the transfer of its performance obligations to the customer. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts are reasonably estimable. Such costs are expensed when incurred and are included as a component of research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. No contract assets balance was recorded as of September 30, 2024 or December 31, 2023.

Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of performance or where the Company has unsatisfied performance obligations. As of September 30, 2024, the Company had deferred revenue of $0.6 million related to unsatisfied evaluation services (Note 6). There was no deferred revenue as of December 31, 2023.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarizes the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$2,090	$—	$—	$2,090
Total cash equivalents	2,090	—	—	2,090
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	2,590	—	—	2,590
Marketable securities:
U.S. Treasuries and agencies	26,118	9	—	26,127
Total cash equivalents, restricted cash equivalents and marketable securities	$28,708	$9	$—	$28,717

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,339	$—	$—	$3,339
Total cash and cash equivalents	3,339	—	—	3,339
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	3,839	—	—	3,839
Marketable securities:
U.S. Treasuries and agencies	35,513	—	(18)	35,495
Corporate debt securities	1,971	—	(8)	1,963
Commercial paper	5,219	—	(2)	5,217
Total marketable securities	42,703	—	(28)	42,675
Total cash equivalents, restricted cash equivalents and marketable securities	$46,542	$—	$(28)	$46,514

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of September 30, 2024, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at September 30, 2024. As of September 30, 2024 and December 31, 2023, interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet was de minimis and $0.2 million, respectively.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of inputs used in such measurements (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,090	$—	$—	$2,090
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	26,127	—	—	26,127
Total assets	$28,717	$—	$—	$28,717

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,339	$—	$—	$3,339
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	35,495	—	—	35,495
Corporate debt securities	—	1,963	—	1,963
Commercial paper	—	5,217	—	5,217
Total assets	$39,334	$7,180	$—	$46,514

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued interest	$823	$500
Payroll and related costs	324	313
Accrued rent	317	—
Accrued professional fees	190	235
Accrued preclinical and clinical trial costs	30	424
Other	183	254
Total accrued expenses and other current liabilities	$1,867	$1,726

6. Collaborative and Evaluation Arrangements

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

The Company determined that the Collaboration Agreement is not a contract with a customer and is therefore accounted for under ASC Topic 808. The Company evaluates the presentation of amounts due from ProGen based on the nature of each separate activity. Reimbursements from ProGen are recognized as contra-research and development expense on the Consolidated Statement of Operations once earned and collectability is assured. As of September 30, 2024, no reimbursement has been received from or billed by ProGen nor recorded as contra-research and development expense.

Evaluation Arrangement

In August 2024, the Company entered into a contract to conduct evaluation services of certain customer compounds for oral delivery using the RaniPill HC. This customer paid the Company an up-front payment of $0.6 million upon execution of the contract. Upon completion of the evaluation services, the Company is entitled to a final $0.6 million payment for an aggregate total of $1.2 million due under the contract. In addition, if agreed upon, the agreement allows for joint filing of certain intellectual property protection in which all associated expenses will be shared equally. The customer has the ability to terminate the agreement at any time by providing 10 days’ written notice after the effective date of the contract. The contract can be terminated for cause by either party based on uncured material breach by the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate.

The Company identified one material promise under the contract, the obligation to perform services to evaluate if the customers compounds can be orally delivered using the RaniPill HC, which was concluded to be a single performance obligation. For revenue recognition purposes, the Company determined that the duration of the contract began on the effective date in August 2024 and will end the sooner of the contractual 1-year term or upon the completion of the evaluation services. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. For the nine months ended September 30, 2024, no contract revenue was recognized for evaluation services performed. As of September 30, 2024, the Company had deferred revenue of $0.6 million related to unsatisfied evaluation services. There was no deferred revenue as of December 31, 2023.

7. Related Party Transactions

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family. The founder and Chairman is the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is also the brother of the founder and Chairman and thus uncle of the Company’s Chief Executive Officer.

Service Agreements

In June 2021, Rani LLC entered into a service agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC has a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California had a term until February 2024, following an extension granted in July 2022, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively. In December 2023, Rani LLC provided to ICL notice of termination of the Occupancy Services in San Antonio, which took effect in June 2024. In March 2024, the Company extended the Occupancy Services for the facility in Milpitas, California for an additional six-month term through August 2024 and increased the payment for such Occupancy Services during the extension period. The Occupancy Services for the facility in Milpitas, California expired in August 2024.

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$201	$280	$768	$889
General and administrative	41	87	187	220
Total	$242	$367	$955	$1,109

As of September 30, 2024, one of the Company's facilities was owned by an entity affiliated with the Company’s Chairman (Note 8). The Company pays for the use of this facility through the RMS-ICL Service Agreement.

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

Intellectual Property Agreement with Mir Imran (the “Mir Agreement”)

In June 2021, the Company, through Rani LLC, entered into the Mir Agreement, pursuant to which the Company and Mir Imran agreed that the Company would own all intellectual property conceived (i) using any of the Company’s people, equipment, or facilities or (ii) that is within the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine. Neither the Company nor Mir Imran may assign the Mir Agreement to any third party without the prior written consent of the other party. The initial term of the Mir Agreement was three years, which could be extended upon mutual consent of the parties. In June 2024, the parties agreed to extend the term of the Mir Agreement by ninety (90) days. The Mir Agreement expired in September 2024. Expiration of the Mir Agreement does not affect the assignment to, and ownership by, the Company of intellectual property conceived during the term of the Mir Agreement.

Tax Receivable Agreement

Certain parties to the tax receivable agreement ("TRA"), entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to ICL and the other Continuing LLC Owners 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During each of the nine months ended September 30, 2024 and 2023, these parties to the TRA exchanged zero Paired Interests that resulted in tax benefits subject to the TRA.

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

During each of the nine months ended September 30, 2024 and 2023, certain related parties that are party to the Rani LLC Agreement exchanged zero Paired Interests for an equal number of shares of the Company's Class A common stock.

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

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC had a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California had a term until February 2024, following an extension granted in July 2022. The Company accounted for the lease extension as a lease modification that did not result in a separate contract and recognized the right-of-use asset and lease liabilities associated with the Rani LLC-ICL Service Agreement in the consolidated balance sheet as of the modification date in July 2022. In December 2023, the Company provided to ICL notice of termination of the Occupancy Services in San Antonio, which took effect in June 2024. In March 2024, the Company extended the Occupancy Services for the facility in Milpitas, California for an additional six-month term through August 2024 and increased the payment for such Occupancy Services during the extension period. The Occupancy Services for the facility in Milpitas, California expired in August 2024.

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

Supplemental information on the Company’s condensed consolidated balance sheet and statements of cash flows as of September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, respectively, related to the Company's leases was as follows (in thousands):

	September 30,
	2024	2023
Weighted-average remaining lease term (in years)	4.1	1.1
Weighted-average discount rate	10.4%	10.4%

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$1,015	$780

As of September 30, 2024, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands), excluding short-term leases:

Year ending December 31,
2024 (remaining three months)	$465
2025	1,902
2026	1,229
2027	1,278
2028	1,330
2029	458
Total undiscounted future minimum lease payments	$6,662
Less: Imputed interest	(1,235)
Total operating lease liability	$5,427
Less: Current portion of operating lease liability	1,410
Operating lease liability, net current portion	$4,017

9. Warrants

In July 2024, as part of the July Offering, the Company issued (i) pre-funded warrants to purchase 446,753 shares of Class A common stock, (ii) Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock and (iii) Series B common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock. The pre-funded warrants are exercisable immediately and have an unlimited term and an exercise price of $0.0001 per share. The Series A Warrants will be exercisable following the six-month anniversary of the closing date of the July Offering, will expire 18 months following the date of issuance and will have an exercise price of $3.08 per share. The Series B warrants will be exercisable following the six-month anniversary of the closing date of the July Offering, will expire five and a half years from the date of issuance and will have an exercise price of $3.08 per share. The Series A warrants and Series B warrants include certain rights upon “fundamental transactions,” as described in the Series A warrants and Series B warrants, including in the Series B warrants the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value (as described in the Series B warrants) of the unexercised portion of the applicable Series B warrants on the date of the consummation of the fundamental transactions. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds. As of September 30, 2024, there were 3,246,753 Series A warrants and 3,246,753 Series B warrants outstanding. Subsequent to September 30, 2024, the Series A warrants were canceled (Note 16).

In August 2022, in conjunction with a loan and security agreement (Note 13), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. As of September 30, 2024, there were 76,336 warrants outstanding.

10. Stockholders’ Equity

As of September 30, 2024, Rani Holdings held approximately 54% of the Class A Units of Rani LLC, and approximately 46% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. From the date of the Organizational Transactions to September 30, 2024, 5,173,947 Paired Interests and 283,832 non-corresponding Class A Units of Rani LLC were exchanged for an equal number of shares of the Company's Class A common stock. For each of the nine months ended September 30, 2024 and 2023, certain of the Continuing LLC Owners executed an exchange of zero Paired Interests and 83,377 and zero non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently canceled and retired pursuant to the terms of the Rani LLC Agreement. In accordance with the Rani LLC Agreement, Rani LLC also issues a corresponding Class A Unit to Rani Holdings for each share of common stock issued by Rani Holdings. This increases Rani Holdings’ ownership in Rani LLC.

In July 2024, the Company closed the July Offering, pursuant to which it issued and sold: (i) 2,800,000 shares of Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock. The aggregate net proceeds from the July Offering totaled $8.9 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series A common warrants and Series B common warrants issued in the July Offering. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In August 2022, the Company entered into the Sales Agreement with the Agents, pursuant to which the Company may offer and sell from time to time through the Agents up to $150.0 million of shares of its Class A common stock, in such share amounts as the Company may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of September 30, 2024, the Company had no sales under the Sales Agreement.

11. Stock-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	6,639,811	$6.37	8.48	$13,377
Granted	4,154,325	$3.74	9.49	$—
Exercised	(18,757)	$2.72
Canceled	(478,961)	$5.36
Balance at September 30, 2024	10,296,418	$5.36	8.35	$25
Exercisable at September 30, 2024	4,713,481	$7.62	7.66	$—
Nonvested at September 30, 2024	5,582,937	$3.46	8.99	$25

As of September 30, 2024, there was $21.8 million of unrecognized stock-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted Stock Units

A summary of restricted stock unit (“RSU”) activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2023	1,276,111	$7.16
Vested	(323,611)	$7.69
Forfeited	(59,206)	$7.37
Balance at September 30, 2024	893,294	$6.96

As of September 30, 2024, there was $5.6 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 2.3 years. The total fair value of RSUs vested was $1.0 million for the nine months ended September 30, 2024.

Restricted Stock Awards

A summary of restricted stock award (“RSA”) activity during the periods indicated is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2023	33,586	$6.15
Vested	(22,616)	$6.14
Forfeited	(218)	$6.13
Balance at September 30, 2024	10,752	$6.15

As of September 30, 2024, unrecognized stock-based compensation expense related to RSAs was de minimis which is expected to be recognized over a weighted-average period of approximately 0.2 years. The total fair value of RSAs vested was $0.1 million for the nine months ended September 30, 2024.

Employee Stock Purchase Plan

As of September 30, 2024, unrecognized stock-based compensation expense related to the Rani Therapeutics Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) was de minimis which is expected to be recognized over a weighted-average period of approximately 0.2 years. As of September 30, 2024, contributions withheld from employees totaled $0.1 million and are recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheet.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense resulting from the grant of stock options, RSUs, RSAs, and the ESPP, recorded in the Company’s condensed consolidated statement of operations and comprehensive loss (in thousands):

	Nine Months Ended September 30,
	2024	2023
Research and development	$3,563	$5,275
General and administrative	8,477	9,247
Total stock-based compensation	$12,040	$14,522

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

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners. As of September 30, 2024, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $23.1 million at September 30, 2024.

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

13. Long-Term Debt

In August 2022, the Company entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans was uncommitted and subject to certain conditions and is no longer available under the Loan Agreement. The purpose of the Loans is for general corporate purposes. In exchange for access to this facility, the Company agreed to issue warrants (Note 9).

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans includes customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At September 30, 2024, the effective interest rate on the Loans was 15.62% and there were no events of default during the nine months ended September 30, 2024. The Company is also subject to certain covenants. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. As of September 30, 2024, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of September 30, 2024, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2024 (remaining three months)	$3,750
2025	15,000
2026	10,000
Total principal payments	$28,750
Less: amount representing debt discount	(445)
Total long-term debt	$28,305
Less: current portion of long-term debt	14,768
Total long-term debt, less current portion	$13,537

14. Income Taxes

The Company’s effective income tax rate was zero for each of the nine months ended September 30, 2024 and 2023. As a result of the exchanges from the date of the Organizational Transactions to September 30, 2024, the Company recorded a $18.9 million deferred tax asset related to income tax benefit associated with the basis of the net assets of Rani LLC. Because of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not more-likely-than-not to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets.

There were no material changes to uncertain tax positions for the nine months ended September 30, 2024 and 2023, and the Company does not anticipate material changes within the next twelve months.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Nine Months Ended September 30,
	2024	2023
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(21,071)	$(26,872)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	27,071	25,380
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.78)	$(1.06)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of September 30,
	2024	2023
Paired Interests	24,116	24,116
Stock options	10,296	6,778
Warrants	6,570	76
Non-corresponding Class A Units	1,262	1,345
Restricted stock units	893	1,413
Shares issuable pursuant to the ESPP	41	82
Restricted stock awards	11	41
	43,189	33,851

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the nine months ended September 30, 2024. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

16. Subsequent Events

Securities Purchase Agreement

In October 2024, the Company entered into a securities purchase agreement (the “October Securities Purchase Agreement”) with an institutional investor (the “Equity Investor”) relating to the issuance and sale of: (i) 3,000,000 shares of its Class A common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (iii) Series C common warrants, which will accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock (the “October Offering”). The October Offering closed on October 16, 2024. Pursuant to the October Securities Purchase Agreement, Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued in the July Offering were cancelled.

The pre-funded warrants are exercisable immediately following the closing date of the October Offering and have an unlimited term and an exercise price of $0.0001 per share. The Series C common warrants are exercisable immediately following the closing date of the October Offering, will expire five years from the date of issuance and will have an exercise price of $3.00 per share. The combined offering price is $3.00 per share of Class A common stock and accompanying Series C common warrant, or in the case of pre-funded warrants, $2.9999 per pre-funded warrant and accompanying Series C common warrant. The aggregate gross proceeds to the Company from the October Offering were approximately $10.0 million, before deducting placement agent fees and other offering expenses payable by the Company, and excluding potential proceeds, if any, from the exercise of the Series C common warrants issued in the October Offering. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

The Series C common warrants include certain rights upon “fundamental transactions” as described in the Series C common warrants. These rights upon “fundamental transactions” include the right of the holders thereof to receive from Rani or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value (as described in the Series C common warrants) of the unexercised portion of the applicable Series C common warrants on the date of the consummation of such fundamental transaction.

Pursuant to the terms of the October Securities Purchase Agreement, until 30 days following the closing of the October Offering, the Company has agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Class A common stock or common stock equivalents, or file or amend any registration statement or prospectus, other than as necessary to maintain the registration of the securities offered thereby. The Company has further agreed not to enter into an agreement involving any new variable rate transactions until January 23, 2025, subject to certain exceptions. In addition, the Company’s directors and officers have entered into lock-up agreements with the Company pursuant to which each of them has agreed not to, for a period of 30 days from the closing of the October Offering, offer, sell, transfer or otherwise dispose of the Company’s securities, subject to certain exceptions.

CEO Compensation Reduction

In November 2023, the Company’s Board of Directors (“Board”) approved a reduction in the annual salary of Talat Imran, the Company’s Chief Executive Officer, from $520,000 to $100,000, effective November 1, 2023 through December 31, 2024 or until such time as the Company receives gross proceeds of $50,000,000 or more, in the aggregate, from equity financing and/or one or more non-dilutive strategic, licensing or partnering transactions (the “Financing Threshold”). In November 2024, the Board approved to extend the reduction in annual salary of Talat Imran through December 31, 2025 or until the Financing Threshold is met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management's discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission ("SEC"). Some of the information contained in this discussion and analysis or set forth elsewhere in this document, includes forward looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. Please also see the section titled “Forward Looking Statements.”

The following discussion contains references to calendar year 2023 and the three and nine months ended September 30, 2024 and 2023, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC (“Rani LLC”) for the year ended December 31, 2023 and the three and nine months ended September 30, 2024 and 2023, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiary.

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

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We are currently developing two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We have completed three Phase 1 clinical trials using the RaniPill GO. We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability. We have tested preclinically the RaniPill HC with multiple therapeutics, including antibodies and a peptide. We intend to initiate clinical testing of the RaniPill HC in 2025.

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

As of September 30, 2024, our cash, cash equivalents and marketable securities totaled $30.4 million. In July 2024, we entered into a securities purchase agreement (the “July Securities Purchase Agreement”) with an institutional investor relating to the issuance and sale of: (i) 2,800,000 shares of its Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “Series A Warrants”) and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “July Offering”). The aggregate net proceeds from the July Offering totaled $8.9 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series A common warrants and Series B common warrants issued in the July Offering. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In October 2024, we entered into a securities purchase agreement (the “October Securities Purchase Agreement”) with an institutional investor relating to the issuance and sale of: (i) 3,000,000 shares of our Class A common stock, (ii) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (iii) Series C common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock (the “October Offering” and collectively with the July Offering, the “Offerings”). Pursuant to the October Securities Purchase Agreement, the Series A Warrants were cancelled. The aggregate gross proceeds from the October Offering were approximately $10.0 million, before deducting placement agent fees and other offering expenses payable by us, and excluding potential proceeds, if any, from the exercise of the pre-funded warrants and Series C common warrants issued in the October Offering. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Our existing capital resources, including the net proceeds from the Offerings, our initial public offering in 2021 (“IPO”) and term loans we received under a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”), will not be sufficient to enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates. We may seek to raise capital through equity offerings or debt financings, collaboration agreements, or other arrangements with other companies, or through other sources of financing.

Preclinical Update

In October 2024, we announced new pharmacokinetic data from a preclinical study evaluating a GLP-1, GIP and glucagon receptors incretin triagonist with a delivery method mimicking the RaniPill route of administration. The pharmacokinetic data provides further evidence of the RaniPill platform’s potential to enable oral delivery of multiple obesity treatments.

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

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses
Research and development	$6,172	$11,220	(45.0)%
General and administrative	5,627	6,635	(15.2)%
Total operating expenses	$11,799	$17,855	(33.9)%
Loss from operations	(11,799)	(17,855)	(33.9)%
Other income (expense), net
Interest income and other, net	414	839	(50.7)%
Interest expense and other, net	(1,337)	(1,316)	1.6%
Net loss	$(12,722)	$(18,332)	(30.6)%
Net loss attributable to non-controlling interest	(5,939)	(9,135)	(35.0)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(6,783)	$(9,197)	(26.2)%

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended September 30,
	2024	2023
Payroll, stock-based compensation and related benefits	$4,623	$6,464
Facilities, materials and supplies	1,357	1,777
Third-party services	173	2,929
Other	19	50
Total	$6,172	$11,220

The decrease of $5.0 million in research and development expenses in the three months ended September 30, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $1.9 million due to reduction in workforce, $2.7 million reduction in third-party services and $0.4 million reduction in materials and supplies due to the timing of certain preclinical and clinical studies.

General and Administrative Expenses

The decrease of $1.0 million in general and administrative expenses in the three months ended September 30, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $0.5 million due to reduction in workforce, $0.4 million reduction in third-party services due to lower directors and officers insurance premiums and $0.3 million reduction in other costs, offset by an increase in facility costs of $0.2 million due to the lease in Fremont, California.

Other Income (Expense), Net

The increase of $0.4 million in other expense, net, in the three months ended September 30, 2024, as compared to the same period in 2023, was attributed to a decrease in interest income of $0.4 million from our investment in marketable securities.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses
Research and development	$19,872	$32,018	(37.9)%
General and administrative	18,484	20,647	(10.5)%
Total operating expenses	$38,356	$52,665	(27.2)%
Loss from operations	(38,356)	(52,665)	(27.2)%
Other income (expense), net
Interest income and other, net	1,403	2,626	(46.6)%
Interest expense and other, net	(3,909)	(3,789)	3.2%
Net loss	$(40,862)	$(53,828)	(24.1)%
Net loss attributable to non-controlling interest	(19,791)	(26,956)	(26.6)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(21,071)	$(26,872)	(21.6)%

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Nine Months Ended September 30,
	2024	2023
Payroll, stock-based compensation and related benefits	$15,048	$21,452
Facilities, materials and supplies	3,957	4,829
Third-party services	820	5,550
Other	47	187
Total	$19,872	$32,018

The decrease of $12.1 million in research and development expenses in the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $6.4 million due to reduction in workforce, $4.7 million reduction in third-party services and $0.9 million reduction in materials and supplies due to the timing of certain preclinical and clinical studies.

General and Administrative Expenses

The decrease of $2.2 million in general and administrative expenses in the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $2.0 million due to reduction in workforce, $0.6 million reduction in other costs and $0.3 million reduction in third-party services due to lower directors and officers insurance premiums, offset by an increase in facility costs of $0.7 million due to the lease in Fremont, California.

Other Income (Expense), Net

The increase of $1.3 million in other expense, net, in the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily attributed to a decrease in interest income of $1.2 million from our investment in marketable securities and an increase interest expense of $0.1 million from our debt.

Liquidity and Capital Resources

Overview

We have incurred recurring losses and negative cash flows from operations since inception, including net loss of $40.9 million for nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $94.0 million and for nine months ended September 30, 2024, had negative cash flows from operations of $26.8 million. As of September 30, 2024, our cash, cash equivalents and marketable securities totaled $30.4 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Our existing capital resources, including the net proceeds from our IPO and term loans we received under the Loan Agreement and the Offerings, will not be sufficient to enable us to initiate any pivotal clinical trials. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the nine months ended September 30, 2024 are issued. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our condensed consolidated financial statements, and investors may lose all or a part of their investment.

Financial Update

In July 2024, we entered into the July Securities Purchase Agreement with an institutional investor relating to the July Offering. The aggregate net proceeds from the July Offering totaled $8.9 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series A common warrants and Series B common warrants issued in the July Offering. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In October 2024, we entered into the October Securities Purchase Agreement with an institutional investor relating to the October Offering. The aggregate gross proceeds from the October Offering were approximately $10.0 million, before deducting placement agent fees and other offering expenses payable by us, and excluding potential proceeds, if any, from the exercise of the Series C common warrants issued in the October Offering. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In November 2023, our Board of Directors (the “Board”) approved a reduction in the annual salary of Talat Imran, our Chief Executive Officer, from $520,000 to $100,000, effective November 1, 2023 through December 31, 2024 or until such time as we receive gross proceeds of $50,000,000 or more, in the aggregate, from equity financing and/or one or more non-dilutive strategic, licensing or partnering transactions (the “Financing Threshold”). In November 2024, the Board approved to extend the reduction in annual salary of Talat Imran through December 31, 2025 or until the Financing Threshold is met.

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans was uncommitted and subject to certain conditions and is no longer available under the Loan Agreement. The Loan Agreement also contains various covenants and restrictive provisions. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. The Loan principal is repayable in equal monthly installments beginning September 2024. As of September 30, 2024, we were in compliance with all applicable debt covenants under the Loan Agreement.

In August 2022, we entered into a Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively the "Agents"), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of its Class A common stock, in such share amounts as we may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement. The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of September 30, 2024, we had no sales under the Sales Agreement.

Tax Receivable Agreement

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Future Funding Requirements

Notwithstanding the sharing of development costs for the RT-114 program under the ProGen Agreement, our existing capital resources, including the net proceeds from our IPO, the Loans and the Offerings, will not be sufficient to enable us to initiate any pivotal clinical trials with respect to any of our product candidates. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates.

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

Pursuant to the terms of the October Securities Purchase Agreement, until 30 days following the closing of the October Offering, we agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Class A common stock or common stock equivalents, or file or amend any registration statement or prospectus, other than as necessary to maintain the registration of the securities offered in the October Offering. We further agreed not to enter into an agreement involving any new variable rate transactions until January 23, 2025, subject to certain exceptions. These restrictions could prevent us from raising additional capital that we might otherwise be able to raise.

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

The following table summarizes our cash, cash equivalents and marketable securities:

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$4,277	$5,864
Marketable securities	26,127	42,675
Total cash, cash equivalents and marketable securities	$30,404	$48,539

As of September 30, 2024, we had cash and cash equivalents and marketable securities of $30.4 million, compared to $48.5 million as of December 31, 2023. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the nine months ended September 30, 2024 are issued. Our existing capital resources, including the net proceeds from our IPO, Loans and the Offerings, will not be sufficient to fund our projected operating requirements for a twelve-month period from the issuance of our financial statements.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(26,841)	$(38,758)
Net cash provided by investing activities	17,288	16,586
Net cash provided by financing activities	7,966	137
Net decrease in cash, cash equivalents and restricted cash equivalents	$(1,587)	$(22,035)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $26.8 million, which was primarily attributable to a net loss of $40.9 million and net accretion and amortization of investments in marketable securities of $0.9 million, partially offset by stock-based compensation expense of $12.0 million and depreciation and amortization expense of $0.8 million. Additionally, there was an increase in accounts payable of $0.9 million, an increase in deferred revenue of $0.6 million and an increase of $0.3 million in prepaid expenses and other current assets for the nine months ended September 30, 2024.

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

Investing Activities

For the nine months ended September 30, 2024, net cash provided by investing activities was $17.3 million, which primarily consisted of $57.3 million in proceeds from maturities of marketable securities partially offset by $39.7 million in purchases of marketable securities and $0.2 million in purchases of property and equipment.

For the nine months ended September 30, 2023, net cash provided by investing activities was $16.6 million consisting of $81.5 million in proceeds from maturities of marketable securities partially offset by $63.9 million and $1.0 million in purchases of marketable securities and property and equipment, respectively.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $8.0 million, which primarily consisted of net proceeds of $8.9 million from the July Offering and $0.2 million from the issuance of common stock under employee stock purchase plan, partially offset by $1.3 million repayment of debt.

For the nine months ended September 30, 2023, net cash provided by financing activities was de minimis.

Contractual Obligations and Other Commitments

As of September 30, 2024, there have been no material changes to our contractual obligations and other commitments compared to those disclosed in our Annual Report on Form 10-K

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our condensed consolidated financial statements that require estimation but are not deemed critical, as defined above.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Negative results arising from ProGen’s development or future commercialization of PG-102, the therapeutic compound used in RT-114, could have materially adverse effects on our development of RT-114, or limit the commercial profile of an approved label for or result in limiting the commercial opportunity for RT-114, if approved.

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

10.1*	Amendment to Securities Purchase Agreement and Series B Common Stock Purchase Warrant dated September 23, 2024 between Rani Therapeutics Holdings, Inc. and the investors specified therein.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Rani Therapeutics Holdings, Inc.

Date: November 14, 2024	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)