Form 10-K
period 2024-12-31
Rani Therapeutics Holdings, Inc.
filed 2025-03-31
CIK 1856725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $51.9 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $3.80 per share.

As of March 26, 2025, the registrant had 33,509,827 shares of Class A common stock, $0.0001 par value per share, outstanding, 23,971,852 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,229,630 shares of the registrant’s Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2024.

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

•
our ability to continue to scale and optimize our manufacturing processes, including by expanding our use of automation;
•
our estimates of the number of patients in the United States who suffer from the indications we target and the number of patients that will enroll in our clinical trials;
•
the size of the market opportunity for our product candidates in each of the indications we target;
•
our ability to continue to innovate and expand our intellectual property by developing new applications of the RaniPill capsule;
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
•
Our collaboration agreement with ProGen Co., Ltd. includes certain restrictions and obligations that may limit our flexibility in developing and commercializing RT-114 or require us to bear costs we otherwise would not incur or did not expect to incur.
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

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We have two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We have completed three Phase 1 clinical trials using the RaniPill GO. We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability. We have tested preclinically the RaniPill HC with multiple therapeutics, including antibodies and a peptide. We intend to initiate clinical testing of the RaniPill HC in mid-2025.

We believe the RaniPill capsule technology could enable us to deliver most biologics currently on the market with convenient, oral dosing.

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

As of December 31, 2024, we have administered the RaniPill capsule 233 times to 146 human subjects in clinical trials, including seven-day repeat-dosing in ten subjects in our Phase 1 study of RT-102. This is in addition to oral administrations of the RaniPill capsule, without a drug or needle, in non-significant risk studies. In our clinical studies, our product candidates were generally well tolerated and no serious adverse events were observed.

Preclinically, we have tested 19 molecules in the RaniPill capsule, including ten antibodies, seven peptides, one Fc-fusion protein and one large protein. We have conducted preclinical testing of more than 7,000 RaniPill capsules in vivo and in vitro. In October 2023, we announced preclinical data from a 60-day, repeat oral-administration good laboratory practices (“GLP”) safety study of the RaniPill capsule in healthy animals. The RaniPill capsule was well tolerated with no treatment-related adverse events and all animals remained clinically healthy throughout the study.

As of January 1, 2025, we had tested more than 350 RaniPill HC devices in vivo including delivery of multiple different antibodies and peptides. We intend to initiate clinical testing of the RaniPill HC in mid-2025.

Business Update

Collaboration

In June 2024, we entered into a Collaboration Agreement (the “ProGen Collaboration Agreement”) with ProGen Co., Ltd. (“ProGen”). Under the ProGen Collaboration Agreement, the parties will collaborate to manufacture, develop, seek regulatory approvals for and, if approved, commercialize a product (RT-114) combining ProGen’s GLP-1/GLP-2 dual agonist compound, PG-102, and the RaniPill HC oral delivery device (the “Device”) in the field of weight management (including without limitation obesity, weight reduction and weight maintenance) in humans (the “ProGen Collaboration”).

Under the ProGen Collaboration Agreement, development costs, as well as operating profits and losses from the commercialization of the Product, will be equally shared by us and ProGen. We and ProGen each granted to the other party an exclusive right and license (except with respect to the other party’s affiliates and sublicensees) to certain intellectual property to develop RT-114 for weight management and an exclusive right and license to seek regulatory approval for, and to use, sell, offer to sell, import and commercialize RT-114 in their assigned territories. The parties share responsibility for the development of RT-114 worldwide, with Rani leading such development for preclinical activities through Phase 1 clinical trials. After initiation of the first Phase 2 clinical trial, we will lead development and commercialization of RT-114 in the United States, Canada, Europe (including the United Kingdom) and Australia, and ProGen will lead development and commercialization in all other countries. See “License and Evaluation Agreements – ProGen Co., Ltd.” below.

Financing

In October 2024, we entered into a securities purchase agreement (the “October Securities Purchase Agreement”) with an institutional investor relating to the issuance and sale of: (i) 3,000,000 shares of our Class A common stock, (ii) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (iii) Series C common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock (the “October Offering”). The aggregate net proceeds from the October Offering totaled $9.4 million, after deducting placement agent fees and other offering expenses payable by us, and excluding potential proceeds, if any, from the exercise of the pre-funded warrants and Series C common warrants issued in the October Offering. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In July 2024, we entered into a securities purchase agreement (the “July Securities Purchase Agreement”) with an institutional investor relating to the issuance and sale of: (i) 2,800,000 shares of its Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “Series A Warrants”) and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “July Offering”). Pursuant to the October Securities Purchase Agreement, the Series A Warrants from the July Offering were cancelled. The aggregate net proceeds from the July Offering totaled $8.9 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series B common warrants issued in the July Offering. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

Preclinical Data

In March 2025, we announced preclinical data demonstrating bioequivalence of RT-114, a GLP-1/GLP-2 dual agonist (PG-102) delivered orally via the RaniPill capsule, to subcutaneously administered PG-102. RT-114 yielded a relative bioavailability of 111% compared to PG-102 delivered subcutaneously with comparable pharmacokinetic profiles and weight loss. RT-114 was well tolerated and was excreted without sequelae in all subjects. For information regarding the preclinical study and the RT-114 program, see the section titled “Our Pipeline Programs - RT-114: GLP-1/GLP-2 dual agonist for the treatment of obesity” for more information.

In February 2025, we announced preclinical data demonstrating successful oral delivery of the glucagon-like peptide-1 receptor (“GLP-1”) agonist semaglutide via the RaniPill HC (“RT-116”). In the study, RT-116 demonstrated comparable bioavailability, pharmacokinetics and weight loss to subcutaneous (“SC”) administration of semaglutide. Further, RT-116 was well tolerated with no serious adverse events.

In October 2024, we announced new pharmacokinetic data from a preclinical study evaluating a GLP-1, GIP and glucagon receptors incretin triagonist with a delivery method mimicking the RaniPill route of administration. The preclinical study evaluated the pharmacokinetic (“PK”) and pharmacodynamic (“PD”) profiles of an incretin triagonist (GLP-1, GIP, glucagon receptors) when delivered via an endoscope-guided transenteric administration to mimic the RaniPill route of administration, versus the traditional administration route of subcutaneous injection. The study was conducted in canines separated into two groups. In Group 1 (N=3), 0.12 mg/kg of drug was administered via transenteric delivery by endoscope. In Group 2 (N=5), 0.12 mg/kg of drug was administered by SC injection. Blood samples were collected over 2 weeks for analysis of serum drug concentrations and various PD and safety biomarkers.

A single dose of drug delivered via either transenteric or SC routes elicited rapid decreases in body weight and serum lipids. Weight loss observed following transenteric delivery was 9.7 ± 2.5 % versus 6.9 ± 2.1 % following SC injection and is believed to be due to early satiety leading to reduced caloric intake. Additionally, the bioavailability of drug delivered via the transenteric route was comparable to that of drug delivered via the SC route at the same dose. The drug was well tolerated in both groups with no serious adverse events (SAEs) observed or changes in safety markers examined.

Transenteric delivery yielded 80% relative bioavailability versus SC and differences between PK parameters (AUC, Cmax, Tmax) were not statistically significant.

CEO Compensation

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

Pipeline Overview

The broad utility of the RaniPill capsule to enable the oral delivery of biologics and drugs provides us with a range of attractive development opportunities. We have prioritized development based on specific scientific, developmental, regulatory, and commercial considerations to optimize our portfolio of targeted product candidates. Our internal development targets are focused on well-characterized molecules with attractive commercial characteristics. We believe selection of these targets will allow us to potentially accelerate product approval and market launch, while also broadening patient, provider, and payor acceptance of the RaniPill capsule. In addition, we intend to enter into licenses and collaborations with biopharmaceutical companies for the use of our oral delivery technology to develop and commercialize oral versions of their biologics and drugs.

Below is a summary of our product candidate pipeline.

* Clinical timelines are subject to potential regulatory agency review delays.

** RT-114 is the subject of a worldwide collaboration with ProGen Co. Ltd.

***Ustekinumab and adalimumab biosimilars are supplied by Celltrion. Celltrion grants us a license and drug supply for each drug.

Our Pipeline Programs

RT-114: GLP-1/GLP-2 dual agonist for the treatment of obesity

Market overview

The Centers for Disease Control and Prevention estimates that more than 2 in 5 adults (age 20 and over) in the U.S. have obesity based on data from 2017 to March 2020, which is more than 100 million people in the U.S. The global market for anti-obesity treatments is estimated to reach $100 billion by 2030. Several anti-obesity treatments are currently available, including GLP-1 agonist semaglutide (marketed as Wegovy® by Novo Nordisk A/S) and GLP-1/gastric inhibitory polypeptide (GIP) tirzepatide (marketed as

Zepbound® by Eli Lilly & Co.). Many potential treatments are in development for obesity and weight management. A real-world study by Blue Health Intelligence found that more than 30% of GLP-1 users discontinue treatment within the first month of use and less than half of those prescribed stay on the medication for 12 weeks or more.

Our solution: RT-114

We are developing RT-114, a RaniPill capsule containing a GLP-1/GLP-2 dual agonist, for the treatment of obesity. We believe RT-114 may be differentiated from other obesity treatments with regards to tolerability and better preservation of lean mass. In addition, pharmacokinetic / pharmacodynamic data of the drug substance (“DS”) in RT-114 support potential dosing of oral RT-114 on a weekly schedule, which may improve patient compliance. We are targeting a profile for RT-114 of once a week oral dosing, potential for better tolerability with more frequent, smaller doses than injectables, potential for less frequent administration than oral competitors and less API required compared to chemistry-based oral molecules.

Preclinical

We are conducting preclinical studies with RT-114. RT-114 is the subject of a collaboration between ProGen and us. The drug substance used in RT-114 is a GLP-1/GLP-2 dual agonist known as PG-102 developed by ProGen. In March 2025, we announced preclinical data demonstrating bioequivalence of RT-114, PG-102 delivered orally via the RaniPill capsule, to subcutaneously administered PG-102. RT-114 yielded a relative bioavailability of 111% compared to PG-102 delivered subcutaneously with comparable pharmacokinetic profiles. RT-114 was well tolerated with no changes in drug-related safety profile compared to delivery and was excreted without sequelae in all subjects. Average peak weight loss was the same in both groups with greater variability with subcutaneous dosing (6.7% ± 0.5% for RT-114 and 6.7% ± 2.2% for subcutaneous PG-102).

Pharmacodynamics of RT-114 vs SC
Peak Weight Loss
0.0%
-2.0%
-4.0%
-6.0%
-8.0%
-10.0%
RT-114 12.0 mg (N=9)
SC 12.0mg (N=6)

Data are mean ± SE.

ProGen’s preclinical studies demonstrated that treatment with PG-102 resulted in greater glycemic control while inducing a similar degree of body weight loss versus semaglutide and tirzepatide. ProGen presented results from its Phase 1 single-ascending dose study of PG-102 at the 2024 American Diabetes Association conference in which PG-102 showed a favorable safety profile with lower frequencies of gastrointestinal (“GI”) side effects compared to competitors’ trials in similar settings. In addition, preclinical studies of PG-102 have demonstrated in a diet-induced obesity (DIO) mouse model weight loss and improved body composition (fat versus lean mass loss) under similar weight loss condition compared to dapiglutide and tirzepatide.

**p<0.01. Data are shown in ±SEM

HFD=high fat diet.

Clinical

We intend to initiate a Phase 1 clinical trial of RT-114 in mid-2025.

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

Study Design

The single-center, open label Phase 1 study of RT-111 was conducted in Australia. The study evaluated the safety, and tolerability of a single administration of RT-111 in healthy adult volunteers. Of the 55 participants, 20 orally ingested RT-111 containing a single 0.5 mg dose of ustekinumab biosimilar and 20 orally ingested RT-111 containing a single 0.75 mg dose of ustekinumab biosimilar, while a control group of 15 participants received a single 0.5 mg subcutaneous injection of STELARA, a commercial formulation of ustekinumab for subcutaneous administration.

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

License and Supply Agreement

In January 2023, we announced entering into a License and Supply Agreement with Celltrion under which we receive a license and supply of Celltrion’s ustekinumab biosimilar for development and commercialization of RT-111 worldwide.

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

Preclinical pharmacodynamic study

We conducted a 6-week pharmacodynamic study of the RT-102 drug substance PTH (1-34) to evaluate the effect of daily RT-102 drug substance intraperitoneal injections on bone mineral density in a rodent model of osteoporosis. The study compared two control groups of rodents undergoing sham surgery (N=10) and ovariectomy (N=10) receiving no drug, to three overiectomized groups each dosed with 5 mcg/kg per day of either RT-102 DS (N=10), teriparatide (N=10), or abaloparatide (N=10).

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

Regulatory

We have completed a pre-IND meeting with the FDA with respect to RT-102. Following feedback from the meeting, we believe that a 505(b)(2) pathway is suitable for the development of RT-102 in the U.S. In addition, we obtained guidance from the FDA on our preclinical and clinical development plans for RT-102. The next step for this program is to initiate a Phase 2 clinical trial of RT-102.

RT-105: Anti-TNF-alpha antibody for the treatment of rheumatoid arthritis

Market overview

Anti-TNF-alpha antibodies such as adalimumab are used to treat a range of inflammatory disorders and are among the largest selling class of pharmaceutical drugs globally as measured by revenue. Adalimumab, sold by AbbVie Inc. under the brand name Humira, generated U.S. sales of approximately $7.14 billion in 2024. Adalimumab is approved by the FDA and EMA to treat a range of autoimmune conditions, including rheumatoid arthritis, psoriasis and Crohn’s disease. In the U.S. alone, there are an estimated one and one-half million patients with rheumatoid arthritis, seven million with psoriasis, and three million with Crohn’s disease or ulcerative colitis. At least eight Humira® biosimilars have entered the U.S. market including Yuflyma®, a high-concentration, citrate-free adalimumab biosimilar marketed by Celltrion.

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

The Market and Our Strategy

More than half of the adult population of the U.S. has one or more chronic diseases. The affected population is expected to continue to grow as the population ages. Chronic conditions, including obesity, autoimmune diseases, metabolic disorders, cancers, and cardiovascular diseases are increasingly being treated with biologics. In 2023, eight of the ten highest revenue-producing drugs in the world were biologics. Current treatments using biologics are primarily via injections.

Biologics, the fastest growing segment of the drug industry, refers to a broad class of drugs that are derived from living sources. Biologics are distinguished from small molecules, like aspirin, which derive from chemistry. Biologics include, for example, recombinant therapeutic proteins, peptides, and monoclonal antibodies, as well as cell and gene therapies. The global biologics market size was calculated to be $511.0 billion in 2024 and is expected to reach $1.4 trillion by 2033.

Biologics must generally be administered through intravenous, intramuscular, or subcutaneous injection. Patient aversion to injections has promoted a significant interest in the development of solutions to enable the oral delivery of biologics. However, a significant hurdle is the ability to achieve sufficient bioavailability with oral biologics to produce an intended therapeutic effect. Bioavailability refers to the proportion of a delivered dose that reaches the bloodstream in active form. Attempts at oral delivery of biotherapeutics have remained largely unsuccessful due to the rapid degradation and digestion of biologics in the gastrointestinal environment before they can be absorbed into the bloodstream.

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

We are pursuing a number of clinical and preclinical pipeline programs utilizing our RaniPill capsule. We believe the RaniPill capsule has the potential to deliver more than 90 biologics currently on the market, including such biologics as semaglutide, dupilumab, pembrolizumab, etanercept, trastuzumab and secukinumab. We believe that oral biologics utilizing our RaniPill technology have the potential to disrupt the large and growing biologics market.

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

•
Pursue validated and commercially established market opportunities. We intend to pursue high-value markets with biologics where we can develop differentiated products. We believe that these products will take market share from available therapies, while also expanding existing markets by reaching new patient populations that otherwise are not being treated by injectable biologics.
•
Expand in-house manufacturing of the RaniPill capsule. We have vertically integrated our manufacturing, and plan to continue to scale and optimize our manufacturing processes by expanding our use of automation. For commercial scale manufacturing, we will consider engaging one or more third party contract manufacturers.
•
Invest in RaniPill capsule capabilities. We intend to become a leader in oral biologics by continuing to invest in our technology, such as by expanding payload capacity to maximize the number of therapeutic targets and addressable markets.
•
Expand our reach by selectively entering into strategic partnerships. We are actively exploring partnering of our RaniPill technology with third party biopharmaceutical companies for the oral delivery of their biologics and drugs.
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

Our Platform Technology

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We have two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability.

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

The following illustrations depict the RaniPill HC capsule traversing through and deploying within a lumen of the intestine illustrated in cross section.

Panel A	Panel B	Panel C	Panel D

Panel A: As the RaniPill capsule exits the stomach and enters the small intestine, the higher pH environment of around 6.5 in the jejunum begins to dissolve the coating.

Panel B: Dissolution of the coating exposes a balloon in the RaniPill capsule to intestinal fluid which results in the balloon self-inflating.

Panel C: Inflation of the balloon orients a microneedle contained within the balloon approximately perpendicular to the intestinal wall. The pressure in the balloon delivers drug through the microneedle, which is smaller than a grain of rice, into the intestinal wall. The microneedle dissolves in the moist tissue environment, and the drug is absorbed into the vasculature and thereby into the bloodstream.

Panel D: The balloon immediately deflates upon microneedle delivery and is excreted through normal digestive processes.

The RaniPill GO operates similar to the RaniPill HC except that it delivers a dissolvable microneedle containing a solid microtablet of drug instead of delivering the drug payload in liquid form.

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
•
Protection of the drug prior to delivery – The microneedle and drug are protected from intestinal fluid until delivery, and then the rapid injection of the microneedle into the intestinal wall and delivery of drug provides for little or no exposure of the microneedle or drug to intestinal fluid. This technique serves to overcome the body’s natural mechanisms that break down biologics in the harsh GI environment and thus block biologics from reaching the blood stream from within the intestine.
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
•
Optimized dosing regimen – Based on confirmed patient preference for oral delivery alternatives, we expect better treatment adherence with oral dosing versus injections, thus enabling a more clinically-favorable dosing regimen. For example, the RaniPill capsule may enable a regimen of small, more frequent doses, versus larger less frequent doses for injections, to improve treatment adherence. In addition, small, more frequent dosing may allow for therapeutic exposures to be maintained within a narrow range, whereas larger less frequent injection dosing can lead to large variations in therapeutic exposure, which may contribute to adverse events, loss of efficacy, and increased propensity for immunogenic response.

RaniPill HC

We continue to develop the RaniPill HC, a high-capacity RaniPill capsule designed to deliver drug payloads up to 200µL. As of January 1, 2025, we had tested more than 350 RaniPill HC devices in vivo including delivery of multiple different antibodies and peptides. We intend to initiate clinical testing of the RaniPill HC in mid-2025.

RT-114 Study

In March 2025, we announced preclinical data demonstrating bioequivalence of RT-114, a GLP-1/GLP-2 dual agonist (PG-102) delivered orally via the RaniPill HC, to subcutaneously administered PG-102. RT-114 yielded a relative bioavailability of 111% compared to PG-102 delivered subcutaneously with comparable pharmacokinetic profiles and weight loss. The RaniPill capsule was well tolerated with no changes in drug-related safety profile compared to subcutaneous delivery and was excreted without sequelae in all canines. RT-114 achieved a 90% delivery success rate (9 out of 10 canines). For information regarding the preclinical study and the RT-114 program, see the section titled “Our Pipeline Programs - RT-114: GLP-1/GLP-2 dual agonist for the treatment of obesity” for more information.”

Semaglutide Study

In February 2025, we announced results from a nonclinical pharmacokinetic and pharmacodynamic study of the GLP-1 agonist semaglutide administered via the RaniPill HC.

Study Design

The nonclinical pharmacokinetic and pharmacodynamic study was conducted to examine the effects of semaglutide delivered orally via the RaniPill (RT-116) versus a subcutaneous injection comparator group. The 2x2 crossover study was conducted in two parts with a period of four weeks separating the two groups to evaluate the PK, PD and safety of RT-116. Eight canines were randomized into two groups who received 0.5mg of semaglutide delivered via oral administration of the RaniPill HC (N=4) or subcutaneous injection (N=4). Endpoints included plasma drug concentrations, body weight, food intake, lipid profile, and safety.

Data Highlights

Semaglutide was successfully delivered in 7 of 8 canines that received the RaniPill capsule. Semaglutide administered via the RaniPill capsule was well tolerated with no serious adverse events. Cmax, Tmax, and AUC were comparable for semglutide administered via RaniPill capsule and subcutaneous administration of semaglutide. Oral administration via the RaniPill capsule demonstrated bioavailability and biological activity comparable to subcutaneous administration. The relative bioavailability of oral semaglutide was 107% versus subcutaneous administration. Both groups saw comparable weight loss which appeared to be driven by decreased food intake that coincided with rises in plasma drug levels thus indicating there is a PD effect to treatment. Both groups saw comparable moderate decreases in serum triglycerides and cholesterol.

Previous Studies

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

In October and November 2023, we announced the completion of two preclinical studies of the RaniPill HC with antibodies, adalimumab and dupilumab. In the two studies, the RaniPill HC achieved an oral delivery success rate of 100% (10/10). In one study, we tracked the serum concentrations of adalimumab, following the oral administration of the enteric-coated RaniPill HC capsule containing 11mg of Humira (adalimumab) to four canine models. In the second study, we tracked the serum concentrations of dupilumab, following the oral administration of the enteric-coated RaniPill HC capsule containing 16.5mg of dupilumab to six canine models. In both studies, the RaniPill HC was well tolerated, all animals remained healthy throughout the study period with no clinical findings or adverse events, and all device remnants were excreted normally without sequelae.

Pharmacokinetics of Adalimumab (11mg) Delivered Orally via RaniPill HC Capsules to Awake Canines (N=4)

All Data are Means ± SE

Pharmacokinetics of Dupilumab (16.5mg) Delivered Orally via RaniPill HC Capsules to Awake Canines (N=6)

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

FDA centers: CDRH, CBER, CDER, OCP

Each of our product candidates includes the RaniPill platform and a biologic. The RaniPill platform, if marketed without a biologic, would be classified by the FDA as a device regulated by the Center for Devices and Radiological Health (“CDRH”). A biologic, if marketed without the RaniPill platform, would be classified by the FDA as either a “biological product” or a “drug.” Drugs and certain biological products, including monoclonal antibodies and proteins intended for therapeutic use, are regulated by the Center for Drug Evaluation and Research (“CDER”) and certain biological products, including vaccines, cellular products and gene therapy products, are regulated by the Center for Biologics Evaluation and Research (“CBER”). The classification as biological product or drug would depend on the FDA’s definition of “biological product” with respect to the active ingredient of a product candidate at the time a request for regulatory license or approval is submitted to the FDA to market that product candidate. The FDA currently defines a biological product as “a virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, protein, or analogous product, or arsphenamine or derivative of arsphenamine (or any other trivalent organic arsenic compound), applicable to the prevention, treatment, or cure of a disease or condition of human beings,” and defines a protein as an “alpha amino acid polymer with a specific, defined sequence that is greater than 40 amino acids in size.”

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

It is expected that most of our product candidates will include a biologic within the FDA’s definition of “biological product” and some of our product candidates may include a biologic that will be considered a “drug.” CDER is the lead center for review of monoclonal antibodies and therapeutic proteins at this time, thus most of our product candidates will have CDER as the lead center.

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

License and Evaluation Agreements

ProGen Co., Ltd.

In June 2024, we entered into the ProGen Collaboration Agreement with ProGen. Under the ProGen Collaboration Agreement, the parties will collaborate to manufacture, develop, seek regulatory approvals for and, if approved, commercialize a product (RT-114) combining ProGen’s GLP-1/GLP-2 dual agonist compound, PG-102, and the RaniPill HC oral delivery device in the field of weight management (including without limitation obesity, weight reduction and weight maintenance) in humans.

Under the ProGen Collaboration Agreement, development costs, as well as operating profits and losses from the commercialization of the Product, will be equally shared by us and ProGen. We and ProGen each granted to the other party an exclusive right and license (except with respect to the other party’s affiliates and sublicensees) to certain intellectual property to develop RT-114 for weight management and an exclusive right and license to seek regulatory approval for, and to use, sell, offer to sell, import and commercialize RT-114 in their assigned territories. The parties share responsibility for the development of RT-114 worldwide, with Rani leading such development for preclinical activities through Phase 1 clinical trials. After initiation of the first Phase 2 clinical trial, we will lead development and commercialization of RT-114 in the United States, Canada, Europe (including the United Kingdom) and Australia, and ProGen will lead development and commercialization in all other countries.

Each party has the right to opt-out of the ProGen Collaboration (“Opt-Out”) at any time upon prior written notice to the other party. Following an Opt-Out, the continuing party shall have sole right to develop, conduct regulatory activities for and commercialize RT-114 on a worldwide basis. The Opt-Out party shall share all development costs and operating profit (or loss) through the effective date of the Opt-Out, and all costs to complete the conduct of any clinical trials of RT-114 that have been initiated prior to delivery of the Opt-Out notice, even if the costs are incurred or the trials are completed after the effective date of the Opt-Out. The continuing party shall pay to the Opt-Out party low single to mid-single digit royalties on net sales of RT-114 made after the Opt-Out date depending on when the Opt-Out occurs.

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

Under the Celltrion Agreements, we have sole right to manufacture, develop and commercialize RT-111 and RT-105 worldwide, subject to an exclusive right of first negotiation (“ROFN”) granted to Celltrion for each program. For each program, following our delivery to Celltrion of a data package consisting of topline safety information, pharmacokinetic results and device performance, and the raw data related to topline results from a Phase 1 clinical trial of such program that meets its primary endpoint(s), Celltrion will have 30 days to exercise its ROFN with respect to that program. If Celltrion timely exercises the ROFN, then Celltrion will have an exclusive period of 90 days to negotiate in good faith a definitive agreement with us for rights to clinically develop and commercialize the applicable program in territories selected by Celltrion. In the event Celltrion does not timely exercise the ROFN or Celltrion notifies us that it does not intend to exercise the ROFN or, after timely exercising the ROFN, notifies us that Celltrion withdraws its exercise of the ROFN, or the parties fail to enter into a definitive agreement for the development and commercialization of the applicable program within the exclusive negotiation period, then the ROFN regarding that program will terminate and we will have no further obligations under the Celltrion Agreements related to a ROFN for that program. The ROFN with respect to RT-111 has expired.

The Celltrion Agreements allocate rights between the parties with respect to inventions generated in performance of the agreement for the manufacture, development and commercialization of each of RT-111 and RT-105, respectively. Celltrion will own intellectual property generated in the programs solely related to its ustekinumab biosimilar or adalimumab biosimilar, respectively. We will own all other intellectual property generated in the programs, and we grant Celltrion an exclusive, worldwide license under such intellectual property solely for use with its ustekinumab biosimilar or adalimumab biosimilar, respectively. We will own all data related to the research, development, manufacture, regulatory activities and commercialization of RT-111 and RT-105 conducted by us. The Celltrion Agreements also contain customary representations, warranties and covenants, and mutual indemnification provisions. We have a right to terminate each agreement for convenience subject to certain notice periods. Celltrion has a right to terminate each agreement if we do not achieve certain development milestones with respect to that agreement, and each party has certain rights to terminate the applicable agreement for material breach or safety concerns regarding the ustekinumab biosimilar or RT-111, or adalimumab biosimilar or RT-105, respectively.

Evaluation agreement

In August 2024, we entered into a contract to conduct evaluation services of certain customer compounds for oral delivery using the RaniPill HC. This customer paid us an up-front payment of $0.6 million upon execution of the contract. Upon completion of the evaluation services, we are entitled to a final $0.6 million payment for an aggregate total of $1.2 million due under the contract. In addition, if agreed upon, the agreement allows for joint filing of certain intellectual property protection in which all associated expenses will be shared equally. The customer has the ability to terminate the agreement at any time by providing 10 days’ written notice after the effective date of the contract. The contract can be terminated for cause by either party based on uncured material breach by the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate.

Manufacturing and Quality Assurance

We currently manufacture and assemble RaniPill capsules ourselves. We also inspect, package and ship finished products to support our clinical trials. We are intentionally pursuing a vertically integrated manufacturing strategy, which we believe offers significant advantages, including rapid product iteration, control over our product quality, and the ability to rapidly scale our manufacturing capacity. This capability also allows us to develop future generations of products while maintaining the confidentiality of our intellectual property.

Each RaniPill capsule is assembled through a process which involves a series of integrated, well-developed, and highly reproducible steps that have been optimized to consistently produce capsules of high reliability.

The RaniPill capsule manufacturing process

* Microtableting only applicable to drugs formulated for use in the RaniPill GO capsule.

For the RaniPill GO, a drug API or drug substance combined with excipients specific to the drug API or drug substance is lyophilized and compressed into a solid microtablet form. The microtablet (in the case of RaniPill GO) or liquid drug (in the case of RaniPill HC) is sealed inside a microsyringe under aseptic conditions. The microsyringe is incorporated in the RaniPill capsule, which is given a protective coating. Each of these steps in the manufacturing process has been subjected to rigorous testing and process qualification procedures to ensure manufacturing consistency. In the case of ustekinumab for RT-111 and adalimumab for RT-105, we obtain supply of drug substance from Celltrion under the Celltrion Agreements. In the case of PG-102 for RT-114, we obtain supply of drug substance from ProGen under the ProGen Collaboration Agreement. For other APIs or drug substances, we rely on non-exclusive, third-party relationships with several manufacturers for the drug API or drug substance. We maintain in-house capabilities related to the aseptic manufacturing, following FDA Current Good Manufacturing Practice (“cGMP”) regulations for drugs that contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packing of a drug product guidelines. Our personnel have significant technical, manufacturing, analytical, quality, regulatory, and project management experience to oversee our third-party manufacturers and to manage in-house manufacturing and quality operations in compliance with regulatory requirements.

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

Sales and supply infrastructure

Development of our product candidates includes identifying sources that can provide consistent quality and increasing quantities of APIs or drug substance to meet our needs through in vitro studies, preclinical studies, and clinical trials, and later into commercialization. We currently do not have agreements in place for long-term supplies of any API or drug substance, other than ustekinumab biosimilar for RT-111, adalimumab biosimilar for RT-105 and PG-102 for RT-114. Availability of API or drug substance supply may inform our decisions regarding which product candidates present the best development opportunities.

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

Broadly speaking, we will face competition from current and future (generic or biosimilar) manufacturers of the branded injectable versions of our pipeline drugs, manufacturers such as AbbVie Inc., Eli Lilly and Company, and Johnson & Johnson Innovative Medicine. However, we believe that oral biologics have the potential to take significant market share from current injectable therapies. We also believe that oral biologics have the potential to expand existing markets by an early reach into new patient populations that are averse to taking injections.

We are aware of certain other companies that are pursuing oral biologics through either device-based or chemistry-based technologies. We may also face competition from companies that develop oral small molecule therapeutics to the same biological targets as biologics incorporated into our RaniPill capsule. Early-stage device-based technologies such as the SOMA and LUMI from the Novo Nordisk-MIT collaboration were reported to be in early clinical and preclinical stages, respectively. Two other companies pursuing a device-based approach are Biograil ApS and Biora Therapeutics, Inc., both of which were reported to be in a preclinical stage of development. In December 2024, Biora announced that it is undertaking a Chapter 11 sale process. Chemistry-based oral delivery companies include, but are not limited to, Oramed Pharmaceuticals, Inc., Entera Bio Ltd., Protagonist Therapeutics, Inc., i2O Therapeutics, Intract Pharma, and two with recently approved oral peptide products – Mycapssa from Chiesi Farmaceutici SpA and Rybelsus from Novo Nordisk A/S. Chemistry-based approaches have limited applications because they work only for small peptides and, even then, with low (often less than 1%) bioavailability, far lower than injections. In contrast, our versatile technology is designed to deliver biologics, from small peptides to large proteins, irrespective of molecular mass and with bioavailability similar to that of injections.

We could also face competition from implantable device companies, such as Vivani Medical Inc., and gene and cell therapy companies. Our product candidates aim to treat chronic diseases. As a result, we also compete with curative therapies on the basis that they cure the chronic disease we are intending to treat.

Environmental impact

We have instituted policies and procedures related to appropriate chemical and biological material handling, use, and disposal in our facilities, and we train our employees on these policies and procedures.

Regulations in certain jurisdictions may require us to submit with our marketing approval request an environmental impact assessment related to our biologics, our RaniPill platform, or both. Such assessments could cause significant expenditures. We may be able to reduce expenditures related to these assessments for biologics already approved for marketing.

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

Our initial patent family has a priority date in 2009, with patent term expected to extend into at least 2030 if all fees are paid. This patent family claims many device aspects of the RaniPill platform, including aspects of the RaniPill GO and certain aspects of the RaniPill HC, and the delivery of a wide variety of biologics using the RaniPill platform. As of January 1, 2025, this patent family included patents issued in the United States and patents issued in other jurisdictions (in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, India, Ireland, Italy, Japan, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), with applications pending in the United States, Australia, Canada, China, Europe, Hong Kong, and Japan.

We also own several patent families directed to the RaniPill HC. These patent families have priority dates in 2020, 2022, 2023, 2024, and 2025, with patent term expected to extend into at least 2046 if all fees are paid. These patent families include claims directed to device aspects, devices containing specific biologics, methods of preparing such devices, and methods of delivering a wide variety of biologics using the RaniPill HC.

Our microtablet patent family includes claims covering the microtablets delivered by the RaniPill GO. This patent family has a priority date in 2014, includes several dozen granted patents and pending patent applications, and is expected to have patent terms extending into at least 2035 if all fees are paid. As of January 1, 2025, this patent family included patents issued in the United States and other jurisdictions (i.e., Australia, Canada, China, India and Japan), with applications pending in the United States, Australia, Canada, China, Europe, and Japan.

We own numerous additional patents and patent applications, with claims to additional biologics, pharmacologic properties of various biologics and other ingestible device technologies, with applications pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, and South Korea. Patents in these families are expected to expire between the late 2030s and mid 2040s if all fees are paid.

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

The purple book contains information about all FDA-licensed biological products regulated by CDER, including licensed biosimilar and interchangeable products and their reference products, and FDA-licensed allergenic, cellular and gene therapy, hematologic, and vaccine products regulated by CBER. The Purple Book includes granted exclusivity information. The Purple Book also includes for each biological product a list of patents identified to a biosimilar applicant during biosimilar litigation under the BPCIA.

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

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which was enacted in March 2010, contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the ACA, or the impact any changes to the ACA may have on our ability to commercialize products or the prices we are able to obtain.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in April 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. At the federal level, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare

Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2024. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an artificial intelligence (“AI”) task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

Data privacy and security obligations

In the ordinary course of our business, we collect, receive, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store (“process”) proprietary, confidential and sensitive information, including personal data, intellectual property, trade secret, clinical trial data, and proprietary information owned or controlled by ourselves or third parties (collectively, sensitive data). Our data processing activities subject us to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, U.S. state comprehensive privacy laws, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”). Obligations related to the processing of personal data worldwide is rapidly evolving. The number and scope of data privacy and security laws, regulations and other obligations is changing, subject to differing applications and interpretations, and may be inconsistent among jurisdictions, or in conflict with other data processing obligations. Efforts to ensure that our current and future business operations and arrangements, including our relationship with our CROs, other vendors who process data on our behalf, and other third parties with whom we work comply with applicable data privacy and security obligations involve substantial costs.

Employees

As of December 31, 2024, we had 105 full-time employees and one part-time employee. The majority of our employees are based at our facilities in San Jose and Fremont, California, with a contingent of employees based outside of California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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

As of December 31, 2024, our cash, cash equivalents and marketable securities totaled $27.6 million. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2024 are issued. Our existing capital resources, including the net proceeds from our IPO, the October Offering and July Offering, and term loans we received under a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”), will not be sufficient to enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates.

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

We have incurred significant operating losses since our formation. Our net loss for the year ended December 31, 2024 was approximately $56.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders, deficit and working capital. The majority of our losses have resulted from expenses incurred in connection with research and development, manufacturing automation and scaleup, and establishing our intellectual property portfolio. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue incurring significant research, development, manufacturing and other expenses related to our ongoing business operations and product development, and as a result, we expect to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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

We may undertake various restructuring activities in an effort to better align our resources, organizational structure and costs with our strategic priorities, including streamlining of business operations and development program priorities and reduction in force. The estimates of costs that we may expect to incur in connection with the restructuring and the timing thereof are subject to a number of assumptions and actual results may differ materially from estimates. We may also incur other charges or cash expenditures not contemplated in connection with a restructuring due to unanticipated events that may occur, including in connection with the implementation of a restructuring. In connection with such activities, we may experience a disruption in our ability to perform functions critical to our strategy or business objectives. While we strive to reduce the negative impact of restructuring actions, such actions could result in significant disruptions to our operations, including adversely affecting our clinical program development, technology platform development, the successful implementation and completion of our strategic objectives and the results of our operations. We expect to continue to actively manage our costs. However, if we do not fully realize or maintain the anticipated benefits of our restructuring plans and cost reduction initiatives, our business could be adversely affected. Restructuring activities may also yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.

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

We are in the early stages of our development efforts and have only a limited number of product candidates in early clinical development. Other product candidates are still in preclinical stage. We will need to progress our product candidates through Investigational New Drug (IND)-enabling studies and submit INDs to the FDA or equivalent regulatory filings to foreign regulatory authorities prior to initiating their clinical development. None of our product candidates have advanced into a pivotal study.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of preclinical studies and early clinical trials of our product candidates and studies and trials of other products may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, the results generated to date in preclinical studies and the Phase 1 clinical trials of RT-102 and RT-111 do not ensure that future Phase 2 or later clinical trials of these product candidates will have similar results or be successful. In the Phase 1 clinical trials of RT-102 and RT-111, we tested the RaniPill capsule in a limited number of healthy volunteers. While we have not observed any serious adverse events as a result of these clinical trials, we have not widely tested the RaniPill capsule in humans and cannot be certain how the RaniPill capsule will perform when more widely tested in humans in any additional or later clinical trials. In addition to our ongoing and planned preclinical studies and clinical trials, we expect to have to complete at least two large scale, or adequate, well-controlled trials to demonstrate substantial evidence of efficacy and safety for each product candidate we intend to commercialize. Further, given the patient populations for which we are developing biologics, we expect to have to evaluate long-term exposure to establish the safety of our biologics in a chronic dose setting.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We are in the early stages of our development efforts and have a limited number of product candidates in early clinical development. Other product candidates are still in the preclinical stage. While we intend to advance our product candidates into initial and later stages of clinical development, we have not, to date, submitted an IND for any of our product candidates. We will be required to submit applicable equivalent regulatory filings to foreign regulatory authorities to the extent we initiate clinical trials outside of the United States.

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

For example, in our Phase 1 clinical trial of RT-102, the RaniPill capsule was well tolerated by all subjects, and no subjects had difficulty swallowing the pill. Capsule remnants were passed by all trial subjects and no serious adverse events were observed. However, we have generated limited clinical data with the RaniPill capsule to date, and further testing and analysis may reveal adverse events inconsistent with the safety profile observed to date.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our current or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA or NDA is a complicated process. As an organization, we have conducted Phase 1 clinical trials in Australia. We have not previously conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA, NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had limited interactions with the FDA, and we have never filed an IND. We cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. For example, we anticipate relying on data developed on the RaniPill platform to enable shortened or more efficient development for subsequent product candidates, but this may not be the case and the FDA or other regulatory authorities may require us to perform a full suite of studies for each of our product candidates. Consequently, we may be unable to successfully and efficiently commence, execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs or NDAs for and commercializing our product candidates.

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

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We also plan to conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. In addition, we are focused on developing the RaniPill capsule in addition to the drug formulations for use in the RaniPill capsule. While we intend to focus on well-characterized molecules with attractive commercial characteristics, focusing both on drug delivery and formulation will require substantial resource and attention. In addition, we are developing a device with a payload capacity up to 20 mg, RaniPill HC, and in the future we may seek to develop other variations of the RaniPill capsule. In such cases, we need to redesign and conduct additional preclinical and clinical studies of any new design of the RaniPill capsule. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are developing product candidates based on novel technologies, and we, directly or with potential collaboration partners, intend to understand and deliver the requisite demonstration of safety and efficacy that the FDA and comparable foreign regulatory authorities may seek for the approval of our product candidates, which comprise a biologic or drug within the RaniPill capsule. It is possible that the regulatory approval process may take significant time and resources and require deliverables from independent third parties not under our control. For some of our product candidates, the regulatory approval path and requirements may not be clear or may change, which could add significant delay and expense. For example, although we have engaged in pre-submission meetings with the FDA, we have limited feedback from the FDA on the clinical trials that will be necessary to support BLA or NDA submissions for any of our product candidates. The FDA or regulatory authorities outside the U.S. may require more or different data or documentation regarding the RaniPill technology or our product candidates than we generate or anticipate, which could cause delays to planned clinical activities. Delays or failure to obtain regulatory approval of any of the product candidates that we or potential collaboration partners develop using our novel technologies would adversely affect our business.

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

We have conducted and may in the future choose to conduct one or more clinical trials outside the United States. For example, we have conducted Phase 1 clinical trials in Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an on-site inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we or potential collaboration partners may develop not receiving approval for commercialization in the applicable jurisdiction.

Negative results arising from ProGen’s development or future commercialization of PG-102, the therapeutic compound used in RT-114, could have materially adverse effects on our development of RT-114, or limit the commercial profile or an approved label for or result in limiting the commercial opportunity for RT-114, if approved.

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

We face competition from current and future (generic and biosimilars) manufacturers of subcutaneous and IV injectable versions of our product candidates, such as AbbVie Inc., Eli Lilly and Company, Janssen Biotech, Inc., as well as obesity treatments from Eli Lilly and Company, Novo Nordisk, ProGen and others. We may also face competition from companies that develop oral small molecule therapeutics to the same biological targets as the biologics incorporated into our RaniPill capsule, as well as device-based technologies such as the SOMA and LUMI from the Novo Nordisk-MIT collaboration and devices being developed by Biograil ApS and Biora Therapeutics, Inc. In December 2024, Biora announced that it is undertaking a Chapter 11 sale process. Additionally, we face competition from companies that are pursuing the development and manufacture of oral biologics, including Oramed Pharmaceuticals, Inc., Entera Bio Ltd., Protagonist Therapeutics, Inc., Chiesi Farmaceutici SpA, i2O Therapeutics, Intract Pharma, and Novo Nordisk A/S. We also face competition from implantable device companies, such as Vivani Medical Inc., and gene and cell therapy companies. Further, our product candidates aim to treat chronic diseases. As a result, we also compete with curative therapies on the basis that they cure the chronic disease we are intending to treat. We believe that our ability to successfully compete will depend on, among other things:

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

Our projections of both the number of people who have the diseases we may be targeting, as well as the subset of people with these health issues who have the potential to benefit from treatment with our current and any of our future product candidates are based on our beliefs and estimates. For example, we are developing RT-114, an oral administration of a dual GLP-1/GLP-2 agonist for the treatment of obesity, for which we estimate that 20% of the U.S, adult population in 2024 was living with obesity; RT-102, an oral administration of PTH for the treatment of osteoporosis, for which we estimate the patient population is approximately ten million in the United States as of 2018; and RT-111 for the treatment of inflammatory conditions, for which we estimate the patient population to be seven million for psoriasis and three million for Crohn’s disease or ulcerative colitis in the United States as of 2021. These estimates, and estimates for our other product candidates, have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new information may change the estimated incidence or prevalence of these diseases. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria for indications included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patients, and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Even if we obtain significant market share for our products, if approved, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

Risks Related to Our Reliance on Third Parties

We may not be successful in obtaining or maintaining development, manufacturing and/or commercialization collaborations, and any potential partner may not devote sufficient resources to our product candidates or may otherwise fail in development, manufacturing and/or commercialization efforts, which could adversely affect our ability to develop certain of our product candidates and adversely affect our financial condition and operating results.

In the past, we have entered into agreements with ProGen, Celltrion and certain other pharmaceutical companies concerning the evaluation, formulation, manufacture and/or commercialization of oral versions of certain molecules. In June 2024, we entered into a Collaboration Agreement with ProGen for the development, manufacture and commercialization of RT-114, an oral version of a GLP-1/GLP-2 dual agonist in the RaniPill HC capsule, worldwide. In January and July 2023, we entered into License and Supply Agreements with Celltrion, under which we receive supply of ustekinumab biosimilar for RT-111 and adalimumab biosimilar for RT-105. Celltrion received rights of first negotiation to obtain development and commercialization rights for RT-111and RT-105 after completion of a Phase 1 clinical trial for the respective molecule that meets its primary endpoint(s). The right of first negotiation with respect to RT-111 has expired. If ProGen does not adequately resource or support our collaboration for the development, manufacture and commercialization of RT-114, including providing timely supply of GLP-1/GLP-2 dual agonist for use in RT-114, our ability to develop, manufacture and/or commercialize RT-114 may be adversely affected. Further, if we and Celltrion enter into an agreement granting Celltrion development and commercialization rights for RT-111 or RT-105, we may be reliant on Celltrion to develop and commercialize the applicable product(s) in certain countries or worldwide.

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

Our collaboration agreement with ProGen Co., Ltd. includes certain restrictions and obligations that may limit our flexibility in developing and commercializing RT-114 or require us to bear costs we otherwise would not incur or did not expect to incur.

In June 2024, we entered into a Collaboration Agreement with ProGen for the worldwide development and commercialization of RT-114, a GLP-1/GLP-2 dual agonist in the RaniPill® HC capsule, for weight management. Under the terms of the ProGen Agreement, the parties will share equally the costs and revenues from development and commercialization of RT-114. Each party has certain rights, restrictions and obligations under the ProGen Agreement with respect to the development, manufacture and commercialization of RT-114, including certain rights to provide input on or approve activities of the other party or costs related thereto. As a result, we may not be able to develop and commercialize RT-114 in the manner or timeframe we believe to be most advantageous, and may be obligated to share costs that we otherwise would not incur. In addition, under the terms of the ProGen Agreement, each party has the right to opt-out of the collaboration, including the cost and revenue sharing, for RT-114, in which case the continuing party would bear all costs for further development, manufacture and commercialization of RT-114, other than certain costs already then-approved, and receive all future revenues from the program, subject to a low-to-mid single-digit royalty to the other party, depending on when the opt-out occurred. ProGen is a clinical-stage company and does not currently generate revenues from any marketed products. If ProGen were to opt-out, we would bear all such costs for further development, manufacture and commercialization of RT-114, which we may not be able to do in a timely manner or at all. In such an event, the development, manufacture and/or commercialization of RT-114 could be significantly disrupted and delayed and we may be required to abandon certain activities related to this or other product candidates to address the loss of expected cost-sharing by ProGen.

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

We rely on third-party suppliers for the supply of the raw materials and APIs or drug substances required for the production of our product candidates, and we may to some extent rely on third-party manufacturers for the commercial supply of any of our product candidates for which we seek to obtain marketing approval. In addition, we work with third parties to manufacture and develop biologics for inclusion in the RaniPill capsule and for use in our clinical trials. For example, ProGen manufactures, or uses a third party to manufacture, the drug substance used in RT-114 and Celltrion manufactures, or uses a third party to manufacture, the drug substances for RT-111 and RT-105.

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

In January 2023, we entered into a License and Supply Agreement with Celltrion, under which Celltrion had a right of first negotiation to obtain development and commercialization rights for RT-111 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). In June 2023, we entered into another License and Supply Agreement with Celltrion, under which we receive supply of adalimumab biosimilar from Celltrion for RT-105 and Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-105 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). Celltrion’s right of first negotiation with respect to RT-111 has expired. For RT-105, Celltrion has no obligation to exercise its right of first negotiation, and if it does exercise such right we may not be able to agree on terms favorable to us or acceptable to us or Celltrion. Accordingly, there can be no assurance that the parties will enter into an agreement granting Celltrion development and commercialization rights for RT-105 following completion of a Phase 1 trial that meets its primary endpoint(s) or any exercise of the right of first negotiation. In November 2023, we announced that we have paused the RT-105 program until we have appropriate resources to continue the development. While the License and Supply Agreement with Celltrion regarding adalimumab biosimilar for RT-105 remains in place, if we do not initiate a Phase 1 trial with RT-105 within a certain time period specified in the agreement or fail to deliver Phase 1 data to Celltrion within a later timepoint specified in the agreement, Celltrion will have a right to terminate that License and Supply Agreement. In addition, as a result of a pausing of the RT-105 program, Celltrion’s interest in exercising its right of first negotiation with respect to that program or negotiating a collaboration for that program could diminish.

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

In addition, existing collaborations or any potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may have or negotiate for certain rights to control decisions regarding the development and, if approved, commercialization of our product candidates, and may not conduct those activities in the same manner as we do. Any termination of existing collaboration or collaborations that we may enter into in the future, or any delay in entering into collaborations related to our product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

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

There have been amendments to and executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA, or the impact any changes to the ACA may have on our ability to commercialize products or the prices we are able to obtain. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken.

In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. At the federal level, the first Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure single-source biologics that have been on the market for at least 11 years covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations. although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2024. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any health reform measures could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotherapeutics and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical, engineering and regulatory personnel. We are highly dependent on our existing senior management team. We are not aware of any present intention of any of these individuals to leave us. All of our employees may terminate their employment with us at any time, with or without notice. In addition, we manufacture the RaniPill capsule internally. As a result, we rely and will continue to rely on highly qualified manufacturing personnel to manufacture the RaniPill capsule. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements would harm our manufacturing efforts as well as our business, financial condition and prospects. Our success depends on our ability to continue to attract, retain and motivate highly skilled and experienced personnel with scientific, technical, medical, regulatory, manufacturing and management training and skills.

We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biotherapeutics, biotechnology, pharmaceutical, medical device and other businesses. Many of the other biopharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation or more diverse opportunities and better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize product candidates and to grow our business and operations as currently contemplated.

We will need to expand the size of our organization, and we may experience difficulties in managing this growth.

As our development and commercialization plans and strategies develop and we operate as a public company, we expect to need additional managerial, operational, scientific, sales, marketing, development, regulatory, technical, manufacturing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

•
designing and managing our clinical trials effectively;
•
identifying, recruiting, maintaining, motivating and integrating additional employees;
•
managing our manufacturing and development efforts effectively;
•
improving our managerial, development, operational and financial systems and controls;
•
managing collaborations with third parties; and
•
expanding our facilities.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials (collectively, sensitive data). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments.

These state laws allow for statutory fines for noncompliance. For example, the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, if we become subject to the CCPA, it may increase our compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts if we become subject to those laws, potentially increasing our legal risk and compliance costs for us and the third parties with whom we work.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU GDPR, the United Kingdom (“UK”) GDPR, Australia’s Privacy Act, and China’s Personal Information Protection Law (“PIPL”), impose strict requirements for processing personal data. For example, under the EU and UK GDPR (collectively, “GDPR”), companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. As another example, Australia’s Privacy Act imposes substantial penalties for serious or repeated interferences with privacy, including penalties up to the greater of: AUD 50 million; three times the value of any benefit derived from the breach, if quantifiable; or 30% of a company’s adjusted annual turnover during the breach period. We conduct clinical trials in Australia. In addition, we work with vendors for clinical trials that conduct data processing activities in Europe and the UK.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, and may become in the future, subject to such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish a privacy policy on our website. If this policy or other privacy or security-related statements or materials we may publish is found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties with whom we work. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

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

If our information technology systems or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and as a result, we face a variety of evolving threats that could cause security incidents.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work are vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, develop, test and distribute our capsules, product candidates, and other goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

We regularly have employees that work remotely. Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third parties experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not, however, detected and remediated (and may not in the future detect and remediate) all such vulnerabilities including on a timely basis. Further, we have experienced (and may in the future experience) delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past resulted and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

We have expended resources and structured our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us , or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

We presently in-license from InCube Labs, LLC (“ICL”) certain of ICL’s patent rights. Additional in-licenses with other third parties may be negotiated in the future. License agreements may impose fee, royalty, insurance, milestone, and other obligations on us. If we fail to comply with our obligations to a licensor, that licensor may have the right to terminate our license, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license. Such an occurrence would materially adversely affect our business prospects.

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

Administrative proceedings available for challenging issued patents include re-examination, post grant review, inter partes review, and similar proceedings in foreign jurisdictions as applicable. Such a proceeding could result in a patent being deemed invalid, or the scope of the patent coverage being reduced. Similarly, a registered trademark may be challenged, which could result in loss of the trademark, or reduction in the scope of the trademark. Patents and trademarks that we in-license may also be deemed invalid, or the scope reduced. Any of the foregoing outcomes could affect our ability to commercialize our products. In addition, any such proceedings may distract management from other business operations or involve expenses that reduce the resources available to spend on other aspects of our business.

Our European patents are presently being, or have been, challenged in Europe, and additional patents of ours may be challenged in the future, which could reduce the patent protection we have on our oral delivery technology or product candidates and make it easier for third parties to compete with our business or product candidates.

Our patent portfolio includes numerous issued European patents and pending European patent applications directed to various technical aspects of our business. The European Patent Office (“EPO”) provides for an opposition proceeding that could result in revocation of or amendment to a European patent. We are presently, or have been, involved in opposition proceedings involving four of our European patents at the EPO, all of which opposition proceedings were asserted against us by Novo Nordisk A/S. The four patents relate to the delivery of solid dosage form of drug which is associated with the RaniPill GO version of our oral delivery technology, and do not relate to liquid dosage form of drug which is utilized by the RaniPill HC (high-capacity) version of our oral delivery technology.

The first opposition proceeding involved European Patent No. 2515992, which is generally directed to an ingestible device. On May 15, 2024, oral proceedings were conducted before the Appeal Board. At conclusion of oral proceedings before the EPO Appeal Board, the Board upheld the decision of the Opposition Division to maintain the patent in amended form. The amended patent is being revalidated in the previously designated European countries.

The second opposition proceeding involved European Patent No. 2544668, which is generally directed to a therapeutic agent preparation. The third opposition proceeding involved European Patent No. 3461478, which is in the same family as European Patent No. 2515992 noted above. We made the decision to withdraw these patents. As a result, these patents at issue in the second and third oppositions are no longer in force in Europe. We have additional European patent applications in the same families that are in a condition for allowance.

The fourth opposition proceeding involves European Patent No. 3653223, which is generally directed to a swallowable device. In October 2023, the EPO Opposition Division issued a decision resulting in an amendment to the claims of the patent. Both parties subsequently filed a notice of appeal with the EPO Appeal Board and we are awaiting a final decision.

Novo Nordisk A/S or other parties may seek to invalidate or reduce additional patents in Europe or other jurisdictions. If current or future opposition proceedings or similar proceedings result in the revocation or amendment of one or more of our patents that cover important aspects of our technology, it could have a material adverse impact on our ability to commercialize and/or our ability to defend against potential competitors in Europe or the applicable jurisdiction(s).

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

We occupy space within a facility owned by ICL pursuant to a service agreement. If we were required to replicate or replace this space sooner than planned or if the service agreement is terminated, our operations could be adversely affected.

Pursuant to a service agreement dated January 1, 2021 originally between RMS and ICL but which was assigned by RMS to Rani LLC in April 2022 and amended in March 2024 (the “RMS-ICL Service Agreement”), we sublease from ICL certain office, laboratory and manufacturing space used for our operations (“Occupancy Services”). In March 2024, we entered into an amendment to the RMS-ICL Service Agreement to increase the Occupancy Services from 23,000 square feet to 24,000 square feet.

Termination of Occupancy Services under the RMS-ICL Service Agreement requires six months’ notice. In the event the RMS-ICL Service Agreement is terminated by us or ICL, we will need to replicate or replace the occupied space to which we will no longer have the same access. Such changes may be costly to implement and disruptive to our business. Transfer of our operations from the current facility in San Jose, California to that facility would require us to identify and negotiate terms for suitable alternative space, personnel would need toto commute to a new location, and we would need to move equipment to and re-calibrate and re-qualify certain equipment in the new space. All of these activities would take time, may delay our ability to operate certain aspects of our business, and may result in significant additional costs.

In addition, our ability to attract or retain personnel may be negatively impacted by a change in location. Also, we may not be able to move, re-calibrate or re-qualify equipment in a timely manner, or at all, which could result in needing to repair or replace equipment, which may require significant lead time and could delay our ongoing operations.

We may not be able to replace this occupied space or enter into appropriate third-party agreements therefor on terms and conditions, including cost, comparable to those that we receive from ICL under the RMS-ICL Service Agreement, or in a time period that minimizes disruption to our operations. The loss of services or the use of the occupied space under the RMS-ICL Service Agreement or our inability to replace such occupied space in a timely or cost-effective manner could have an adverse effect on our operations and financial results.

We are controlled by certain of the Continuing LLC Owners, whose interests may differ from those of our public stockholders.

As of March 26, 2025, certain of the Continuing LLC Owners controlled more than 80% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. These Continuing LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. These Continuing LLC Owners are able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of these Continuing LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, these Continuing LLC Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration these Continuing LLC Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

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

Our Class B common stock has ten votes per share, our Class A common stock has one vote per share and Class C common stock has no voting rights, except as required by law. As of March 26, 2025, holders of our outstanding Class B common stock collectively held more than 80% of the voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent more than 9% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from other stockholders and may vote in a way which may be adverse to other stockholder interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

There is limited history regarding the trading of our Class A common stock. An active trading market for our Class A common stock may not develop or be sustained. The lack of an active market may impair stockholders’ ability to sell their shares at the time or price they wish to sell them. In addition, as described further in these “Risk Factors,” a substantial percentage of our Class A common stock may continue to be held by our executive officers and pre-IPO investors. As a result of these and other factors, stockholders may be unable to resell their shares of our Class A common stock at or above the initial public offering price. Further, an inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of Class A common stock as consideration.

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

As of March 26, 2025, our Chairman, Mir Imran beneficially owned more than 80% of the combined voting power of our Class A and Class B common stock. As a result, we will continue to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

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

As of March 26, 2025, our named executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially held outstanding stock representing over 80% of our voting power. Therefore, these stockholders have substantial influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could, among other things, delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions underlying our estimates and judgments change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain of our management, including our CFO, who oversees our information security team and has over 3 years of experience overseeing such function.

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

Item 2. Properties

Our corporate headquarters are currently located in San Jose, California. We lease approximately 57,000 square feet of office, research and development, production and manufacturing, and laboratory space for our business. In February 2024, we began occupying approximately 33,000 square feet in Fremont, California under a lease with a third party. The term of the lease is 63 months. Subject to certain conditions, we have an option to renew the lease for one additional 5-year term at the then-prevailing market rate. We also lease approximately 24,000 square feet in San Jose, California, pursuant to a service agreement with ICL, a related party. The lease for the San Jose facility has a twelve month term that renews automatically on January 1st of each year for a successive twelve-month period, subject to termination by either party upon a six months’ notice. In March 2024, we amended our lease for the San Jose facility to increase our use from 23,000 square feet to 24,000 square feet. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Stockholders

As of March 26, 2025, we had 122 holders of record of our Class A common stock and 16 holders of record of our Class B common stock. The actual number of stockholders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. Shares of our Class B common stock are paired with LLC Units of Rani LLC and are held by Continuing LLC Owners. Shares of Class B common stock are not transferable independent of the LLC Units. Upon exchange of the LLC Units for Class A common stock, the corresponding shares of Class B common stock paired with such LLC Units are cancelled.

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

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We have two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We have completed three Phase 1 clinical trials using the RaniPill GO. We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability. We have tested preclinically the RaniPill HC with multiple therapeutics, including antibodies and a peptide. We intend to initiate clinical testing of the RaniPill HC in mid-2025.

We believe, the RaniPill capsule technology could enable us to deliver most biologics currently on the market with convenient, oral dosing.

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

As of December 31, 2024, our cash, cash equivalents and marketable securities totaled $27.6 million. In October 2024, we entered into a securities purchase agreement (the “October Securities Purchase Agreement”) with an institutional investor relating to the issuance and sale of: (i) 3,000,000 shares of our Class A common stock, (ii) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (iii) Series C common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock (the “October Offering” and collectively with the July Offering, the “Offerings”). The aggregate net proceeds from the October Offering totaled $9.4 million, after deducting placement agent fees and other offering expenses payable by us, and excluding potential proceeds, if any, from the exercise of the pre-funded warrants and Series C common warrants issued in the October Offering. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In July 2024, we entered into a securities purchase agreement (the “July Securities Purchase Agreement”) with an institutional investor relating to the issuance and sale of: (i) 2,800,000 shares of its Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “Series A Warrants”) and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “July Offering”). Pursuant to the October Securities Purchase Agreement, the Series A Warrants were cancelled. The aggregate net proceeds from the July Offering totaled $8.9 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series B common warrants issued in the July Offering. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

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

Business Update

In June 2024, we entered into a Collaboration Agreement (the “ProGen Collaboration Agreement”) with ProGen Co., Ltd. (“ProGen”). Under the ProGen Collaboration Agreement, the parties will collaborate to manufacture, develop, seek regulatory approvals for and, if approved, commercialize a product (RT-114) combining ProGen’s GLP-1/GLP-2 dual agonist compound, PG-102, and the RaniPill HC oral delivery device (the “Device”) in the field of weight management (including without limitation obesity, weight reduction and weight maintenance) in humans (the “ProGen Collaboration”).

Under the ProGen Collaboration Agreement, development costs, as well as operating profits and losses from the commercialization of the Product, will be equally shared by us and ProGen. We and ProGen each granted to the other party an exclusive right and license (except with respect to the other party’s affiliates and sublicensees) to certain intellectual property to develop RT-114 for weight management and an exclusive right and license to seek regulatory approval for, and to use, sell, offer to sell, import and commercialize RT-114 in their assigned territories. The parties share responsibility for the development of RT-114 worldwide, with Rani leading such development for preclinical activities through Phase 1 clinical trials. After initiation of the first Phase 2 clinical trial, we will lead development and commercialization of RT-114 in the United States, Canada, Europe (including the United Kingdom) and Australia, and ProGen will lead development and commercialization in all other countries. See “License and Evaluation Agreements – ProGen Co., Ltd.” in the Business section above.

Data Update

In March 2025, we announced preclinical data demonstrating bioequivalence of RT-114, PG-102 delivered orally via the RaniPill capsule, to subcutaneously administered PG-102. RT-114 yielded a relative bioavailability of 111% compared to PG-102 delivered subcutaneously with comparable pharmacokinetic profiles. RT-114 was well tolerated with no changes in drug-related safety profile compared to delivery and was excreted without sequelae in all subjects. Average peak weight loss was the same in both groups with greater variability with subcutaneous dosing (6.7% ± 0.5% for RT-114 and 6.7% ± 2.2% for subcutaneous PG-102).

In February 2025, we announced preclinical data demonstrating successful oral delivery of the glucagon-like peptide-1 receptor (“GLP-1”) agonist semaglutide via the RaniPill HC (“RT-116”). In the study, RT-116 demonstrated comparable bioavailability, pharmacokinetics and weight loss to subcutaneous (“SC”) administration of semaglutide. Further, RT-116 was well tolerated with no serious adverse events.

In October 2024, we announced new pharmacokinetic data from a preclinical study evaluating a GLP-1, GIP and glucagon receptors incretin triagonist with a delivery method mimicking the RaniPill route of administration. The preclinical study evaluated the pharmacokinetic (“PK”) and pharmacodynamic (“PD”) profiles of an incretin triagonist (GLP-1, GIP, glucagon receptors) when delivered via an endoscope-guided transenteric administration to mimic the RaniPill route of administration, versus the traditional administration route of subcutaneous injection. The study was conducted in canines separated into two groups. In Group 1 (N=3), 0.12 mg/kg of drug was administered via transenteric delivery by endoscope. In Group 2 (N=5), 0.12 mg/kg of drug was administered by SC injection. Blood samples were collected over 2 weeks for analysis of serum drug concentrations and various PD and safety biomarkers.

A single dose of drug delivered via either transenteric or SC routes elicited rapid decreases in body weight and serum lipids. Weight loss observed following transenteric delivery was 9.7 ± 2.5 % versus 6.9 ± 2.1 % following SC injection and is believed to be due to early satiety leading to reduced caloric intake. Additionally, the bioavailability of drug delivered via the transenteric route was comparable to that of drug delivered via the SC route at the same dose. The drug was well tolerated in both groups with no serious adverse events (SAEs) observed or changes in safety markers examined.

Transenteric delivery yielded 80% relative bioavailability versus SC and differences between PK parameters (AUC, Cmax, Tmax) were not statistically significant.

RaniPill HC

We continue to develop the RaniPill HC, a high-capacity RaniPill capsule designed to deliver drug payloads up to 200µL.

In March 2025, we announced preclinical data demonstrating bioequivalence of RT-114, PG-102 delivered orally via the RaniPill HC, to subcutaneously administered PG-102. RT-114 yielded a relative bioavailability of 111% compared to PG-102 delivered subcutaneously with comparable pharmacokinetic profiles and weight loss. The RaniPill capsule was well tolerated with no changes in drug-related safety profile compared to subcutaneous delivery and was excreted without sequelae in all canines. RT-114 achieved a 90% delivery success rate (9 out of 10 canines).

In February 2025, we announced results from a nonclinical pharmacokinetic and pharmacodynamic study of the GLP-1 agonist semaglutide administered via the RaniPill HC.

Study Design

The nonclinical pharmacokinetic and pharmacodynamic study was conducted to examine the effects of semaglutide delivered orally via the RaniPill (RT-116) versus a subcutaneous injection comparator group. The 2x2 crossover study was conducted in two parts with a period of four weeks separating the two groups to evaluate the PK, PD and safety of RT-116. Eight canines were randomized into two groups who received 0.5mg of semaglutide delivered via oral administration of the RaniPill HC (N=4) or subcutaneous injection (N=4). Endpoints included plasma drug concentrations, body weight, food intake, lipid profile, and safety.

Data Highlights

Semaglutide was successfully delivered in 7 of 8 canines that received the RaniPill capsule. Semaglutide administered via the RaniPill capsule was well tolerated with no serious adverse events. Cmax, Tmax, and AUC were comparable for semglutide administered via RaniPill capsule and subcutaneous administration of semaglutide. Oral administration via the RaniPill capsule demonstrated bioavailability and biological activity comparable to subcutaneous administration. The relative bioavailability of oral semaglutide was 107% versus subcutaneous administration. Both groups saw comparable weight loss which appeared to be driven by decreased food intake that coincided with rises in plasma drug levels thus indicating there is a PD effect to treatment. Both groups saw comparable moderate decreases in serum triglycerides and cholesterol.

Next Steps

We intend to initiate clinical testing of the RaniPill HC in mid-2025.

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

Reduction in Force

In November 2023, we committed to a plan for strategic prioritization of our programs, expansion of our manufacturing and streamlining of our business operations to support potential near-term value drivers and long-term growth (the “Restructuring”). The Restructuring included a reduction of our workforce and was substantially completed by the end of the second quarter of 2024.

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

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2024	2023	Change
Contract revenue	$1,028	$—	* %
Operating expenses
Research and development	26,682	39,624	(32.7)%
General and administrative	23,946	26,475	(9.6)%
Impairment loss	3,714	—	* %
Total operating expenses	$54,342	$66,099	(17.8)%
Loss from operations	(53,314)	(66,099)	(19.3)%
Other income (expense), net
Interest income and other, net	1,763	3,301	(46.6)%
Interest expense and other, net	(5,033)	(5,085)	(1.0)%
Net loss	$(56,584)	$(67,883)	(16.6)%
Net loss attributable to non-controlling interest	(26,566)	(33,913)	(21.7)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(30,018)	$(33,970)	(11.6)%

*Not meaningful

Contract Revenue

Contract revenue of $1.0 million for the year ended December 31, 2024, was attributable to evaluation services performed for a customer. There was no contract revenue for the same period in 2023.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Year Ended December 31,
	2024	2023
Payroll, stock-based compensation and related benefits	$19,904	$26,247
Facilities, materials and supplies	5,390	6,300
Third-party services	1,309	6,864
Other	79	213
Total	$26,682	$39,624

The decrease of $12.9 million in research and development expenses for the year ended December 31, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $6.3 million due to reduction in workforce, $5.6 million reduction in third-party services and $0.9 million reduction in materials and supplies due to the timing of certain preclinical and clinical studies.

General and Administrative Expenses

The decrease of $2.5 million in general and administrative expenses in the year ended December 31, 2024, as compared to the same period in 2023, was primarily attributed to lower compensation costs of $2.0 million due to reduction in workforce, $1.2 million reduction in third-party services and other costs primarily due to lower insurance premiums, offset by an increase in facility costs of $0.7 million due to the lease in Fremont, California.

Impairment Loss

The impairment loss of $3.7 million was attributable to construction-in-progress property and equipment. Rani considers many factors in evaluating whether the value of its construction-in-progress property and equipment may not be recoverable, including, but not limited to, alternative use, cost-savings and strategic considerations. As a result, it was determined that the carrying amount of the construction-in-progress property and equipment exceeded its fair value and was written down to its salvage value. There was no impairment loss for the same period in 2023.

Other Income (Expense), Net

The decrease of $1.5 million in interest income and other, net, in the year ended December 31, 2024, as compared to the same period in 2023, was primarily attributed to a decrease in interest income from our investment in marketable securities.

Liquidity and Capital Resources

Overview

We have incurred recurring losses and negative cash flows from operations since inception, including net loss of $56.6 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $102.9 million and for the year ended December 31, 2024, had negative cash flows from operations of $35.5 million. As of December 31, 2024, our cash, cash equivalents and marketable securities totaled $27.6 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Our existing capital resources, including the net proceeds from our IPO and term loans we received under the Loan Agreement and the Offerings, will not be sufficient to enable us to initiate any pivotal clinical trials. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2024 are issued. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our audited financial statements, and investors may lose all or a part of their investment.

Financial Update

In October 2024, we entered into the October Securities Purchase Agreement with an institutional investor relating to the October Offering. The aggregate net proceeds from the October Offering totaled $9.4 million, after deducting placement agent fees and other offering expenses payable by us, and excluding potential proceeds, if any, from the exercise of the Series C common warrants issued in the October Offering. Pursuant to the October Offering, the Series A Warrants were cancelled. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In July 2024, we entered into the July Securities Purchase Agreement with an institutional investor relating to the July Offering. The aggregate net proceeds from the July Offering totaled $8.9 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series B common warrants issued in the July Offering. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans was uncommitted and subject to certain conditions and is no longer available under the Loan Agreement. The Loan Agreement also contains various covenants and restrictive provisions. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. The Loan principal is repayable in equal monthly installments which began in September 2024. As of December 31, 2024, we were in compliance with all applicable debt covenants under the Loan Agreement.

In addition, in August 2022, we entered into a Controlled EquitySM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively, the “Agents”), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of our Class A common stock, in such share amounts as we may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement (“ATM Sales”). The potential proceeds from the Sales Agreement are expected to be used for general corporate purposes. As of December 31, 2024, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales.

Tax Receivable Agreement

See Note 12 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Future Funding Requirements

Notwithstanding the sharing of development costs for the RT-114 program under the ProGen Agreement, our existing capital resources, including the net proceeds from our IPO, the Loans and the Offerings, will not be sufficient to enable us to initiate any pivotal clinical trials with respect to any of our product candidates. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill technology and to commercialize any of our product candidates.

To date, we have not generated any commercial product revenue. We do not expect to generate any commercial product revenue unless and until we obtain regulatory approval and commercialize any of our commercial product candidates, and we do not know when, or if at all, that will occur. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our programs, manufacturing automation and scaleup, and general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance the RaniPill technology and our product candidates.

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
•
the willingness of the FDA, or other regulatory authorities to accept data from our clinical trials, as well as data from our completed and planned clinical trials and preclinical studies and other work, as the basis for review and approval of our product candidates or collaborator drugs or biologics paired with the RaniPill technology for various indications;
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

If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us. If we raise funds through collaborations, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or delay investments in our manufacturing scale-up and automation. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets. Furthermore, this Annual Report on Form 10-K contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

The following table summarizes our cash, cash equivalents, and marketable securities:

	December 31,
	2024	2023
Cash and cash equivalents	$3,762	$5,864
Marketable securities	23,877	42,675
Total cash, cash equivalents and marketable securities	$27,639	$48,539

As of December 31, 2024, we had cash and cash equivalents and marketable securities of $27.6 million, compared to $48.5 million as of December 31, 2023. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2024 are issued. Our existing capital resources, including the net proceeds from our IPO, Loans and the Offerings, will not be sufficient to fund our projected operating requirements for a twelve-month period from the issuance of our financial statements.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(35,496)	$(51,236)
Net cash provided by investing activities	19,809	29,860
Net cash provided by financing activities	13,585	233
Net decrease in cash, cash equivalents and restricted cash equivalents	$(2,102)	$(21,143)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $35.5 million, which was primarily attributable to a net loss of $56.6 million and net accretion and amortization of investments in marketable securities of $1.2 million, partially offset by stock-based compensation expense of $16.0 million, impairment loss of $3.7 million, and depreciation and amortization expense of $1.0 million. Additionally, there was an increase in accounts receivable of $0.4 million, an increase in accounts payable of $0.7 million, and an increase in accrued expenses and other current liabilities of $0.4 million and a decrease of $0.6 million in prepaid expenses and other current assets for the year ended December 31, 2024.

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

Investing Activities

For the year ended December 31, 2024, net cash provided by investing activities was $19.8 million, which primarily consisted of $77.6 million in proceeds from maturities of marketable securities partially offset by $57.5 million in purchases of marketable securities and $0.3 million in purchases of property and equipment, respectively.

For the year ended December 31, 2023, net cash provided by investing activities was $29.9 million consisting of $104.4 million in proceeds from maturities of marketable securities partially offset by $73.3 million and $1.2 million in purchases of marketable securities and property and equipment, respectively.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $13.6 million, which primarily consisted of net proceeds of $9.4 million from the October Offering, net proceeds of $8.9 million from the July Offering, and $0.3 million from the issuance of common stock under employee stock purchase plan, partially offset by $5.0 million repayment of debt.

For the year ended December 31, 2023, there were no significant financing activities.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2024 (in thousands):

	As of December 31, 2024
	Total	Short-term	Long-term
Operating leases (1)	$5,096	$1,459	$3,637
Debt obligations (2)	26,263	15,000	11,263
Total	$31,359	$16,459	$14,900

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected.

Our significant accounting policies are described in more detail in Note 2 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K. We believe the following discussion addresses our most critical accounting estimates used in the preparation of our consolidated financial statements, which require subjective and complex judgments.

Impairment of Long-Lived Assets

We review the carrying amounts of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value.

As of December 31, 2024, we assessed the recoverability of the long-lived assets relating to construction-in-progress property and equipment. We considered many factors in evaluating whether the value of its construction-in-progress property and equipment may not be recoverable, including, but not limited to, alternative use, cost-savings and strategic considerations. As a result, we determined the carrying amount of the construction-in-progress property and equipment exceeded its fair value, and was written down to its salvage value. Therefore, an impairment loss of $3.7 million was recognized as of December 31, 2024, related to construction-in-progress property and equipment.

Recently Adopted Accounting Standards

See Note 2 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Item 8. Financial Statements and Supplementary Data

Report of Marcum LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Rani Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rani Therapeutics Holdings, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses from operations, negative cash flows from operating activities, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2024.

San Francisco, California

March 31, 2025

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rani Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rani Therapeutics Holdings, Inc. (the Company) as of December 31, 2023, the related consolidated statement of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB.

Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2024.

San Francisco, California

March 20, 2024

RANI THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,762	$5,864
Contract asset	428	—
Marketable securities	23,877	42,675
Prepaid expenses and other current assets	1,677	2,308
Total current assets	29,744	50,847
Property and equipment, net	1,548	6,105
Operating lease right-of-use asset	5,096	718
Other assets	246	246
Total assets	$36,634	$57,916
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,359	$648
Accrued expenses and other current liabilities	2,073	1,726
Current portion of long-term debt	15,000	4,897
Current portion of operating lease liability	1,459	718
Total current liabilities	19,891	7,989
Long-term debt, less current portion	9,613	24,484
Operating lease liability, less current portion	3,637	—
Total liabilities	33,141	32,473
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 33,430 and 26,036 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 23,972 and 24,116 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	104,889	85,762
Accumulated other comprehensive gain (loss)	5	(12)
Accumulated deficit	(102,907)	(72,889)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	1,992	12,866
Non-controlling interest	1,501	12,577
Total stockholders' equity	3,493	25,443
Total liabilities and stockholders' equity	$36,634	$57,916

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Contract revenue	$1,028	$—
Operating expenses
Research and development	26,682	39,624
General and administrative	23,946	26,475
Impairment loss	3,714	—
Total operating expenses	$54,342	$66,099
Loss from operations	(53,314)	(66,099)
Other income (expense), net
Interest income and other, net	1,763	3,301
Interest expense and other, net	(5,033)	(5,085)
Net loss	$(56,584)	$(67,883)
Net loss attributable to non-controlling interest	(26,566)	(33,913)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(30,018)	$(33,970)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(1.05)	$(1.33)
Weighted-average Class A common shares outstanding—basic and diluted	28,476	25,505

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(56,584)	$(67,883)
Other comprehensive loss
Net unrealized gain on marketable securities	33	121
Comprehensive loss	$(56,551)	$(67,762)
Comprehensive loss attributable to non-controlling interest	(26,550)	(33,852)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(30,001)	$(33,910)

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2022	25,295	$3	24,116	$2	$75,842	$(73)	$(38,919)	$37,149	$74,004
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	557	—	—	—	(162)	—	—	—	(162)
Issuance of common stock under employee stock purchase plan	144	—	—	—	355	—	—	—	355
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	42	—	—	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	181	—	—	(181)	—
Forfeiture of restricted stock awards	(2)	—	—	—	(6)	—	—	(6)	(12)
Stock-based compensation	—	—	—	—	9,552	—	—	9,468	19,020
Net loss	—	—	—	—	—	—	(33,970)	(33,913)	(67,883)
Other comprehensive gain	—	—	—	—	—	61	—	60	121
Balance at December 31, 2023	26,036	$3	24,116	$2	$85,762	$(12)	$(72,889)	$12,577	$25,443
Issuance of common stock in connection with the October Securities Purchase Agreement, net of issuance costs of $621	3,000	—	—	—	9,379	—	—	—	9,379
Exercise of pre-funded warrants issued in connection with the October Securities Purchase Agreement	333	—	—	—	—	—	—	—	—
Issuance of common stock in connection with the July Securities Purchase Agreement, net of issuance costs of $1,117	2,800	—	—	—	8,883	—	—	—	8,883
Exercise of pre-funded warrants issued in connection with the July Securities Purchase Agreement	447	—	—	—	—	—	—	—	—
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	395	—	—	—	4	—	—	—	4
Issuance of common stock under employee stock purchase plan	159	—	—	—	304	—	—	—	304
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	260	—	(144)	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(7,980)	—	—	7,980	—
Stock-based compensation	—	—	—	—	8,537	—	—	7,494	16,031
Net loss	—	—	—	—	—	—	(30,018)	(26,566)	(56,584)
Other comprehensive gain	—	—	—	—	—	17	—	16	33
Balance at December 31, 2024	33,430	$3	23,972	$2	$104,889	$5	$(102,907)	$1,501	$3,493

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(56,584)	$(67,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,031	19,008
Depreciation and amortization	1,028	822
Non-cash operating lease expense	1,809	1,041
Amortization of debt discount and issuance costs	232	232
Net accretion and amortization of investments in marketable securities	(1,247)	(2,316)
Loss on disposal of property and equipment	65	—
Impairment loss	3,714	—
Changes in operating assets and liabilities:
Contract asset	(428)	—
Prepaid expenses and other current assets	631	282
Other assets	—	(245)
Accounts payable	711	(595)
Accrued expenses and other current liabilities	350	(540)
Operating lease liabilities	(1,808)	(1,042)
Net cash used in operating activities	(35,496)	(51,236)
Cash flows from investing activities
Proceeds from maturities of marketable securities	77,550	104,350
Purchases of marketable securities	(57,473)	(73,261)
Purchases of property and equipment	(268)	(1,229)
Net cash provided by investing activities	19,809	29,860
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants in connection with the October Securities Purchase Agreement, net of issuance costs of $621	9,379	—
Proceeds from issuance of common stock and pre-funded warrants in connection with the July Securities Purchase Agreement, net of issuance costs of $1,117	8,883	—
Issuance of common stock under employee stock purchase plan	304	355
Proceeds from employee stock purchase plan	15	40
Exercise of stock options	51	—
Tax withholdings paid on behalf of employees for net share settlement	(47)	(162)
Repayment of debt	(5,000)	—
Net cash provided by financing activities	13,585	233
Net decrease in cash, cash equivalents and restricted cash equivalents	(2,102)	(21,143)
Cash, cash equivalents and restricted cash equivalents, beginning of period	6,364	27,507
Cash, cash equivalents and restricted cash equivalents, end of period	$4,262	$6,364
Supplemental disclosures of cash flow information
Cash paid for interest	$4,112	$4,182
Cash paid for income taxes	$—	$35
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,731	$—
Exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	$721	$169
Remeasurement of operating lease right-of-use assets	$589	$578
Interest income receivable included in prepaid expenses and other current assets	$9	$148
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$—	$18

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

As part of the Organizational Transactions, the Company entered into a Registration Rights Agreement with certain individuals and entities that continued to hold economic nonvoting Class A units of Rani LLC (“Class A Units”), collectively referred to herein as the “Continuing LLC Owners”. The Continuing LLC Owners are entitled to exchange, subject to the terms of the Fifth Amended and Restated Limited Liability Company Agreement of Rani LLC (the “Rani LLC Agreement”), the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of December 31, 2024, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,229,630 shares of the Company’s Class A common stock.

Liquidity and Going Concern

The Company has incurred recurring losses since its inception, including net losses of $56.6 million for the year ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $102.9 million and for the year ended December 31, 2024 had negative cash flows from operations of $35.5 million. As of December 31, 2024, cash, cash equivalents and marketable securities totaled $27.6 million. Based on its available cash resources and current operating plan, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that its financial statements for the year ended December 31, 2024 are issued. The Company’s existing capital resources, including the issuance and sale of Class A common stock and warrants pursuant to a securities purchase agreement with an institutional investor in October 2024 and July 2024, will not be sufficient to enable it to initiate any pivotal clinical trials. The Company will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of its product candidates and seek regulatory approval thereof, to expand its manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of its product candidates.

In October 2024, the Company entered into a securities purchase agreement (the “October Securities Purchase Agreement”) with an institutional investor (the “Equity Investor”) relating to the issuance and sale of: (i) 3,000,000 shares of its Class A common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (iii) Series C common warrants, which will accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock (the “October Offering”). Pursuant to the October Securities Purchase Agreement, Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued in the July Offering were cancelled. The aggregate net proceeds from the October Offering totaled $9.4 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series C common warrants issued in the October Offering. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds (Note 9 & 10).

In July 2024, the Company entered into a securities purchase agreement (the “July Securities Purchase Agreement”) with an institutional investor relating to the issuance and sale of: (i) 2,800,000 shares of Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “July Offering”). The aggregate net proceeds from the July Offering totaled $8.9 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series A common warrants and Series B common warrants issued in the July Offering. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds (Note 9 & 10).

The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues to develop the RaniPill capsule. The Company expects to finance its future operations with its existing cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, such as “at the market offerings” pursuant to its Controlled Equity Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, collaboration or licensing agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company may generate revenue from evaluation arrangements with certain pharmaceutical partners, under which the Company performs evaluation services of the partner’s drug molecules using the RaniPill platform technology (Note 6).

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

The majority of the Company’s contracts include only one performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. Revenue for an individual contract is recognized at the related transaction price, which is the amount the Company expects to be entitled to in exchange for transferring the products and/or services. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods. As a practical expedient, we do not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less. Variable consideration has not been material to our consolidated financial statements.

The Company recognizes contract revenue from its evaluation arrangements using a cost-based input method, which most faithfully depicts the transfer of the performance obligation to the customer. Accordingly, the Company will recognize contract revenue based on actual costs incurred as a percentage of total estimated costs the Company expects to incur to deliver its performance obligation. These actual costs consist of the internal labor efforts, in vivo testing services and material costs related to the agreement, as the costs incurred over time will reflect the transfer of its performance obligations to the customer. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts are reasonably estimable.

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

Incremental costs of obtaining contracts are expensed when incurred, when the amortization period of the assets that otherwise would have been recognized is one year or less. To date, none of these costs have been material. The costs to fulfill the contracts are determined to be immaterial and are recognized as an expense when incurred.

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

Research and Development Costs

Research and development expenses consist primarily of payroll and related benefits, stock-based compensation, third-party services, facilities, materials and supplies. Research and development costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in research and development activities are recorded as prepaid expenses and other current assets on the consolidated balance sheets until the related goods or services are rendered.

Preclinical and Clinical Trial Accruals

The Company's preclinical and clinical trials are being supported by Contract Research Organizations (“CROs”) and other vendors. Preclinical and clinical trial costs are a component of research and development expense. As part of the process of preparing the consolidated financial statements, the Company is required to estimate expenses resulting from obligations under contracts with CROs and other vendors. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company accrues expenses for preclinical and clinical trial activities performed by CROs and other vendors based upon the amount of work completed on each trial. The Company maintains regular communications with the CROs and other vendors to assess the reasonableness of the accrual. To date, differences between actual preclinical and clinical trial expenses and accrued preclinical and clinical trial expenses recorded have not been material and are adjusted for in the period in which they become known. Payments made under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses and other current assets on the consolidated balance sheets until the services are rendered.

Stock-Based Compensation

In July 2021, the Company adopted and its stockholders approved, the Rani Therapeutics Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The Company has subsequently granted stock options to purchase shares of its Class A common stock as well as restricted stock units (“RSUs”) and restricted stock awards ("RSAs") from the 2021 Plan to both employees and non-employees. The Company measures stock-based compensation at fair value on the grant date of the award. The fair value of employee and nonemployee RSUs is determined based on the number of shares granted and the closing market price of the Company’s Class A common stock on the date of grant. The fair value of RSAs is determined based on the estimated fair value of the Company’s Class A common stock on the grant date and is subject to the Company's reacquisition right which is accounted for as a forfeiture provision (Note 11). For awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur. Stock-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided.

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

In August 2021, based on the Organizational Transactions, Rani Holdings became the sole managing member of Rani LLC. As of December 31, 2024, Rani Holdings held approximately 57% of the Class A Units of Rani LLC, and approximately 43% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, the Company reports NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on its consolidated balance sheet as of December 31, 2024. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and comprehensive loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to December 31, 2024, there were 5,318,539 exchanges of Paired Interests and 315,892 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of the Company's Class A common stock.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the consolidated balance sheet which, in aggregate, represents the amount reported in the consolidated statements of cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$3,762	$5,864
Restricted cash equivalents	500	500
Total cash, cash equivalents and restricted cash equivalents	$4,262	$6,364

Contract Balances

A contract asset is created when the Company satisfies a performance obligation by transferring a promised good or service to the customer. Contract assets may represent conditional or unconditional rights to consideration. The right is conditional and recorded as a contract asset if the Company must first satisfy another performance obligation in the contract before it is entitled to payment from the customer. Contract assets are transferred to accounts receivable once the right becomes unconditional. If the Company has the unconditional right to receive consideration from the customer, the contract asset is accounted for as accounts receivable and presented separately from contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. As of December 31, 2024, contract asset balances totaled $0.4 million.

Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of performance or where the Company has unsatisfied performance obligations. As of December 31, 2024, no deferred revenue was recognized for unsatisfied evaluation services.

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

As of December 31, 2024 and 2023, the carrying values of current assets and liabilities approximates fair value due to their short-term nature, respectively. The fair value of the Company’s long-term debt approximated its carrying value based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs).

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

As of December 31, 2024, the Company assessed the recoverability of the long-lived assets relating to construction-in-progress property and equipment. The Company considered many factors in evaluating whether the value of its construction-in-progress property and equipment may not be recoverable, including, but not limited to, alternative use, cost-savings and strategic considerations. As a result, the Company determined the carrying amount of the construction-in-progress property and equipment exceeded its fair value, and was written down to its salvage value. Therefore, an impairment loss of $3.7 million was recognized as of December 31, 2024, related to construction-in-progress property and equipment.

Leases

The Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. For any arrangement that is considered to be a lease with a term greater than one year, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the Company’s consolidated balance sheet as of December 31, 2024.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC“) 480, “Distinguishing Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value of the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability classified warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. Costs associated with issuing the warrants classified as derivative liabilities are charged to operations when the warrants are issued.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segment. However, it has resulted in incremental disclosures within the notes of the Company’s consolidated financial statements (Note 16).

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)” to provide disaggregated information about certain income statement costs and expenses. ASU 2024-03 is effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarizes the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$404	$—	$—	$404
Total cash equivalents	404	—	—	404
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	904	—	—	904
Marketable securities:
U.S. Treasuries and agencies	24,871	5	—	24,876
Total cash equivalents, restricted cash equivalents and marketable securities	$25,775	$5	$—	$25,780

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,339	$—	$—	$3,339
Total cash and cash equivalents	3,339	—	—	3,339
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	3,839	—	—	3,839
Marketable securities:
U.S. Treasuries and agencies	35,513	—	(18)	35,495
Corporate debt securities	1,971	—	(8)	1,963
Commercial paper	5,219	—	(2)	5,217
Total marketable securities	42,703	—	(28)	42,675
Total cash equivalents, restricted cash equivalents and marketable securities	$46,542	$—	$(28)	$46,514

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2024, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at December 31, 2024. As of December 31, 2024 and 2023, interest income receivable recorded as a component of prepaid expenses and other current assets on the consolidated balance sheet was de minimis and $0.2 million, respectively.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$404	$—	$—	$404
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	24,876	—	—	24,876
Total assets	$25,780	$—	$—	$25,780

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,339	$—	$—	$3,339
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	35,495	—	—	35,495
Corporate debt securities	—	1,963	—	1,963
Commercial paper	—	5,217	—	5,217
Total assets	$39,334	$7,180	$—	$46,514

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

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$4,233	$4,023
Leasehold improvements	1,655	1,588
Office equipment	165	157
Software	104	104
Total	6,157	5,872
Less accumulated depreciation and amortization	(4,640)	(3,671)
Total	1,517	2,201
Construction-in-progress	31	3,904
Total property and equipment, net	$1,548	$6,105

As of December 31, 2024, the Company recognized an impairment loss of $3.7 million related to construction-in-progress property and equipment (Note 2). Depreciation and amortization expense totaled $1.0 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued interest	$931	$500
Payroll and related costs	353	313
Accrued rent	329	—
Accrued professional fees	107	235
Accrued preclinical and clinical trial costs	70	424
Other	283	254
Total accrued expenses and other current liabilities	$2,073	$1,726

6. Evaluation and Collaborative Arrangements

Evaluation Arrangement

In August 2024, the Company entered into a contract to conduct evaluation services of certain customer compounds for oral delivery using the RaniPill HC, which was concluded to be a single performance obligation with an enforceable right to payment. This customer paid the Company an up-front payment of $0.6 million upon execution of the contract. Upon completion of the evaluation services, the Company is entitled to a final $0.6 million payment for an aggregate total of $1.2 million due under the contract. In addition, if agreed upon, the agreement allows for joint filing of certain intellectual property protection in which all associated expenses will be shared equally. The customer has the ability to terminate the agreement at any time by providing 10 days’ written notice after the effective date of the contract. The contract can be terminated for cause by either party based on uncured material breach by the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. For the year ended December 31, 2024, $1.0 million in contract revenue was recognized for evaluation services performed.

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

Under the Collaboration Agreement, development costs, as well as operating profits and losses from the commercialization of the Product, will be equally shared by the Company and ProGen. The Company and ProGen each granted to the other party an exclusive right and license (except with respect to the other party’s affiliates and sublicensees) to certain intellectual property to develop the Product for weight management and an exclusive right and license to seek regulatory approval for, and to use, sell, offer to sell, import and commercialize the Product in their assigned territories. The parties share responsibility for the development of RT-114 worldwide, with the Company leading such development for preclinical activities through Phase 1 clinical trials. After initiation of the first Phase 2 clinical trial, the Company will lead development and commercialization of the Product in the United States, Canada, Europe (including the United Kingdom) and Australia, and ProGen will lead development and commercialization in all other countries.

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

The Company determined that the Collaboration Agreement is not a contract with a customer and is therefore accounted for under ASC Topic 808. The Company evaluates the presentation of amounts due from ProGen based on the nature of each separate activity. Reimbursements from ProGen are recognized as contra-research and development expense on the Consolidated Statement of Operations once earned and collectability is assured. As of December 31, 2024, reimbursement received from ProGen recorded as contra-research and development expense was de minims.

7. Related Party Transactions

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family. The founder and Chairman is the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is also the brother of the founder and Chairman and thus uncle of the Company’s Chief Executive Officer.

Service Agreements

In June 2021, Rani LLC entered into a service agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC had a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California had a term until February 2024, following an extension granted in July 2022, and the Occupancy Services in San Antonio, Texas continue until either party gives six months’ notice of termination. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively. In December 2023, Rani LLC provided to ICL notice of termination of the Occupancy Services in San Antonio, which took effect in June 2024. In March 2024, the Company extended the Occupancy Services for the facility in Milpitas, California for an additional six-month term through August 2024 and increased the payment for such Occupancy Services during the extension period. The Occupancy Services for the facility in Milpitas, California expired in August 2024.

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$954	$1,254
General and administrative	173	254
Total	$1,127	$1,508

As of December 31, 2024, one of the Company's facilities was owned by an entity affiliated with the Company’s Chairman (Note 8). The Company pays for the use of this facility through the RMS-ICL Service Agreement.

Exclusive License Agreement

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

Tax Receivable Agreement

Certain parties to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to ICL and the other Continuing LLC Owners 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. For each of the years ended December 31, 2024 and 2023, these parties to the TRA exchanged zero Paired Interests, respectively, that resulted in tax benefits subject to the TRA (Note 14).

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

For each the years ended December 31, 2024 and 2023, certain related parties that are party to the Rani LLC Agreement exchanged zero Paired Interests, respectively, for an equal number of shares of the Company's Class A common stock.

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

The Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. In December 2022, RMS was dissolved. In March 2024, the Company entered into an amendment to increase the Occupancy Services from 23,000 square feet to 24,000 square feet. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. In January 2024, the Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period through 2025. The Company accounted for the renewal option as a lease modification that did not result in a separate contract and recognized the additional right-of-use asset and corresponding lease liabilities associated with the Rani LLC-ICL Service Agreement in its consolidated balance sheet.

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC had a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated; except that the Occupancy Services in Milpitas, California had a term until February 2024, following an extension granted in July 2022. The Company accounted for the lease extension as a lease modification that did not result in a separate contract and recognized the right-of-use asset and lease liabilities associated with the Rani LLC-ICL Service Agreement in the consolidated balance sheet as of the modification date in July 2022. The Company accounted for its Occupancy Services in San Antonio, Texas as a short-term lease. In December 2023, the Company provided to ICL notice of termination of the Occupancy Services in San Antonio, which took effect in June 2024. In March 2024, the Company extended the Occupancy Services for the facility in Milpitas, California for an additional six-month term through August 2024 and increased the payment for such Occupancy Services during the extension period. The Company accounted for the March 2024 extension for its Occupancy Services in Milpitas, California as a short-term lease. The Occupancy Services for the facility in Milpitas, California expired in August 2024.

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

Supplemental information on the Company’s consolidated balance sheet and statements of cash flows as of December 31, 2024 and 2023, respectively, related to leases was as follows (in thousands):

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	3.9	0.9
Weighted-average discount rate	10.4%	10.4%

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$1,480	$1,042

As of December 31, 2024, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands), excluding short-term leases:

Year ending December 31,
2025	$1,902
2026	1,229
2027	1,278
2028	1,330
2029	458
Total undiscounted future minimum lease payments	$6,197
Less: Imputed interest	(1,101)
Total operating lease liability	$5,096
Less: Current portion of operating lease liability	1,459
Operating lease liability, net current portion	$3,637

9. Warrants

In October 2024, as part of the October Offering, the Company issued (i) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (ii) Series C common warrants, which will accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock. The pre-funded warrants are exercisable immediately and have an unlimited term and an exercise price of $0.0001 per share. The Series C common warrants are exercisable immediately following the closing date of the October Offering, will expire five years from the date of issuance and will have an exercise price of $3.00 per share. The Series C warrants include certain rights upon “fundamental transactions,” as described in the Series C warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series C warrants on the date of the consummation of the fundamental transactions. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds. As of December 31, 2024, there were 3,333,333 Series C warrants outstanding.

In July 2024, as part of the July Offering, the Company issued (i) pre-funded warrants to purchase 446,753 shares of Class A common stock, (ii) Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock and (iii) Series B common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock. The pre-funded warrants are exercisable immediately and have an unlimited term and an exercise price of $0.0001 per share. Pursuant to the October Offering, Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued in the July Offering were cancelled. The Series B warrants will be exercisable following the six-month anniversary of the closing date of the July Offering, will expire five and a half years from the date of issuance and will have an exercise price of $3.08 per share. The Series B warrants include certain rights upon “fundamental transactions,” as described in the Series B warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series B warrants on the date of the consummation of the fundamental transactions. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds. As of December 31, 2024, there were 3,246,753 Series B warrants outstanding.

In August 2022, in conjunction with a loan and security agreement (Note 13), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. As of December 31, 2024, there were 76,336 warrants outstanding.

10. Stockholders’ Equity

As of December 31, 2024, Rani Holdings held approximately 57% of the Class A Units of Rani LLC, and approximately 43% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. From the date of the Organizational Transactions to December 31, 2024, 5,318,539 Paired Interests and 315,892 non-corresponding Class A Units of Rani LLC were exchanged for an equal number of shares of the Company's Class A common stock. For the years ended December 31, 2024 and 2023, certain of the Continuing LLC Owners executed an exchange of 144,592 and zero Paired Interests and 115,437 and 42,404 non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently canceled and retired pursuant to the terms of the Rani LLC Agreement. In accordance with the Rani LLC Agreement, Rani LLC also issues a corresponding Class A Unit to Rani Holdings for each share of common stock issued by Rani Holdings. This increases Rani Holdings’ ownership in Rani LLC.

In October 2024, the Company closed the October Offering, pursuant to which it issued and sold: (i) 3,000,000 shares of its Class A common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (iii) Series C common warrants, which will accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock. Pursuant to the October Securities Purchase Agreement, Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued in the July Offering were cancelled. The aggregate net proceeds from the October Offering totaled $9.4 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series C common warrants issued in the October Offering. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

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

As of December 31, 2024, the Company reserved 0.5 million shares of Class A Common Stock for issuance under the Rani Therapeutics Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) and 2.0 million shares of Class A common stock for future issuance under the 2021 Plan.

11. Stock-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	6,639,811	$6.37	8.48	$13,377
Granted	4,204,325	$3.72	9.25	$—
Exercised	(18,757)	$2.72
Canceled	(599,946)	$5.10
Balance at December 31, 2024	10,225,433	$5.52	8.18	$—
Exercisable at December 31, 2024	5,162,703	$7.52	7.58	$—
Nonvested at December 31, 2024	5,062,730	$3.46	8.79	$—

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
•
Expected dividend yield - The expected dividend yield is zero as the Company has no plans to make dividend payments.

The following table sets forth the weighted average assumptions used in estimating the fair value of stock option awards on the grant date:

	Year Ended December 31,
	2024	2023
Expected volatility	87.6%	84.0 - 85.8%
Risk-free interest rate	4.30%	3.73 - 3.93%
Expected term (in years)	6.0	5.1 - 5.9
Expected dividend yield	—%	—%

As of December 31, 2024, there was $18.4 million of unrecognized stock-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Stock Units

A summary of RSU activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2023	1,276,111	$7.16
Vested	(394,760)	$7.29
Forfeited	(69,458)	$7.42
Balance at December 31, 2024	811,893	$7.08

As of December 31, 2024, there was $4.9 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 2.0 years. The total fair value of RSUs vested was $1.1 million for the year ended December 31, 2024.

Restricted Stock Awards

A summary of RSA activity during the periods indicated is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2023	33,586	$6.15
Vested	(30,002)	$6.14
Forfeited	(327)	$6.13
Balance at December 31, 2024	3,257	$6.17

As of December 31, 2024, unrecognized stock-based compensation expense related to RSAs was de minimis which is expected to be recognized over a weighted-average period of approximately 0.1 years. The total fair value of RSAs vested was $0.1 million for the year ended December 31, 2024.

ESPP

As of December 31, 2024, 0.2 million shares of Class A common stock have been issued under the ESPP. During the years ended December 31, 2024 and 2023, the Company recognized $0.2 million and $0.3 million, respectively, of stock-based compensation expense related to the ESPP. As of December 31, 2024, unrecognized stock-based compensation expense related to the ESPP was de minimis which is expected to be recognized over a weighted-average period of approximately 0.1 years. As of December 31, 2024, contributions withheld from employees was de minimis and are recorded as a component of accrued expenses and other current liabilities in the consolidated balance sheet.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense resulting from the grant of stock options, RSUs, RSAs, and the ESPP, recorded in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$4,700	$6,407
General and administrative	11,331	12,601
Total stock-based compensation	$16,031	$19,008

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

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners (Note 2). As of December 31, 2024, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $23.3 million at December 31, 2024.

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

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans includes customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At December 31, 2024, the effective interest rate on the Loans was 15.02% and there were no events of default during the year ended December 31, 2024. The Company is also subject to certain covenants. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. As of December 31, 2024, the Company was in compliance with all applicable financial covenants under the Loan Agreement.

As of December 31, 2024, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2025	$15,000
2026	10,000
Total principal payments	$25,000
Less: amount representing debt discount	(387)
Total long-term debt	$24,613
Less: current portion of long-term debt	15,000
Total long-term debt, less current portion	$9,613

14. Income Taxes

There was no income tax expense for the years ended December 31, 2024 and 2023, respectively. The effective tax rate for the years ended December 31, 2024 and 2023 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income and pass-through loss not subject to income tax. A reconciliation between the Company’s effective tax rate and the applicable U.S. federal statutory income tax rate is summarized as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	3.7	3.5
Non-controlling interest	(9.8)	(10.5)
Research and development credits	1.7	2.4
Uncertain tax position	(0.3)	(0.4)
Other	0.2	0.1
Change in valuation allowance	(16.5)	(16.1)
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company’s net deferred taxes consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets
Investment in partnership	$46,258	$45,470
Net operating loss carryforward	19,384	12,979
Research and development credits	3,430	2,550
Total deferred tax assets	69,072	60,999
Valuation allowance	(69,072)	(60,999)
Total deferred tax assets, net of valuation allowance	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Because of the Company’s recent history of operating losses, the Company believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets. The valuation allowance increased by $8.1 million and $8.2 million for the years ended December 31, 2024 and 2023, respectively, primarily due to the increase in the Company’s net operating losses (“NOL”) during the period.

As of December 31, 2024, the Company had the following tax attribute carryforwards that will expire on various dates as follows:

	Amount (in thousands)	Expiration Years
Net operating losses, federal (post December 31, 2017)	$61,725	Indefinite
Net operating loss, state (definite)	91,958	2041 - 2044
Research and development tax credits, federal	2,608	2041 - 2044
Research and development tax credits, state	1,806	Indefinite

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s research and development credit carryforwards may be limited in the event cumulative change in ownership of more than 50% occurs within a three-year period. As of December 31, 2024, the Company has not performed an IRC Section 382 or 383 analysis. If a change in ownership were to have occurred, additional tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company is subject to United States federal and California income taxes and is not currently under examination by any federal or state taxing authorities. The federal and California returns for tax years 2020 through 2023 remain open to examination.

The following table summarizes the changes in the amount of the unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	$489	$211
Increase related to current year positions	162	260
Increase related to prior year positions	—	18
Decrease related to prior year positions	10	—
Balance at the end of the year	$661	$489

Included in the balance of unrecognized tax benefits at December 31, 2024 is $0.6 million that if recognized would impact the Company’s income tax benefit and effective tax rate. The Company does not expect any significant increases or decreases in its unrecognized tax benefits within the next twelve months.

Tax Receivable Agreement

The Company is party to a TRA with the Continuing LLC Owners (Note 2). As of December 31, 2024, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interests or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits (Note 12).

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(30,018)	$(33,970)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	28,476	25,505
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(1.05)	$(1.33)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of December 31,
	2024	2023
Paired Interests	23,972	24,116
Stock options	10,225	6,640
Warrants	6,656	76
Non-corresponding Class A Units	1,230	1,345
Restricted stock units	812	1,276
Shares issuable pursuant to the ESPP	62	114
Restricted stock awards	3	34
	42,960	33,601

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the year ended December 31, 2024. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

16. Segment Information

The Company operates as one operating segment. The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM assesses operating performance and makes resource allocation decisions primarily based on net loss, cash on-hand and cash flows utilizing the Company’s long-range plan, which includes product development roadmaps and long-range financial models. Significant expenses include research and development and general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations. Other segment items within net loss include interest income and other, net and interest expense and other, net. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

The Company’s long-lived assets recognized on the Consolidated Balance Sheets primarily consisted of property and equipment, net and operating lease right-of-use assets, which are located within the US.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item and not set forth below is incorporated by reference to the information set forth in the sections titled “Election of Directors”, “Insider Trading Policy” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2024.

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

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 10, 2022).
4.3	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 22, 2024, filed with the SEC on July 23, 2024).
4.4	Form of Series C Common Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 15, 2024, filed with the SEC on October 16, 2024).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated July 22, 2024, filed with the SEC on July 23, 2024).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated October 15, 2024, filed with the SEC on October 16, 2024).
4.7

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

10.15*+

Amendment No. 2 to Service Agreement, dated March 15, 2024, by and between Rani Therapeutics, LLC and InCube Labs, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024).

10.16+

Service Agreement, by and between Rani Management Services, Inc. and InCube Labs, LLC, dated January 1, 2021 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 9, 2021).

10.17*+

Amendment No. 1 to RMS Service Agreement, dated March 15, 2024, by and between Rani Therapeutics, LLC and InCube Labs, LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024).

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

10.24+x

Employment Agreement, dated May 17, 2023, by and between Rani Therapeutics, LLC and Kate McKinley (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 11, 2023).

10.25

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

10.28x

License and Supply Agreement by and between Rani Therapeutics, LLC and Celltrion, Inc. dated January 6, 2023 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023).

10.29x

License and Supply Agreement by and between Rani Therapeutics, LLC and Celltrion, Inc. dated May 26, 2023 (incorporated by reference to Exhibit.10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 11, 2023).

10.30x

Standard Industrial/Commercial Multi-Tenant Lease – Net, by and between Rani Therapeutics, LLC and BKM South Bay 240, LLC, dated as of November 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023).

10.31

Collaboration Agreement between Rani Therapeutics, LLC and ProGen Co., Ltd. dated June 17, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 6, 2024).

19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Rani Therapeutics Holdings, Inc.

Date: March 31, 2025	By:	/s/ Talat Imran
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

Signature	Title	Date

/s/ Talat Imran	Chief Executive Officer and Director	March 31, 2025
Talat Imran	(Principal Executive Officer)

/s/ Svai Sanford	Chief Financial Officer	March 31, 2025
Svai Sanford	(Principal Financial and Accounting Officer)

/s/ Mir Imran	Chairman of the Board	March 31, 2025
Mir Imran

/s/ Dennis Ausiello	Director	March 31, 2025
Dennis Ausiello

/s/ Jean-Luc Butel	Director	March 31, 2025
Jean-Luc Butel

/s/ Laureen DeBuono	Director	March 31, 2025
Laureen DeBuono

/s/ Andrew Farquharson	Director	March 31, 2025
Andrew Farquharson

/s/ Maulik Nanavaty	Director	March 31, 2025
Maulik Nanavaty

/s/ Lisa Rometty	Director	March 31, 2025
Lisa Rometty