Form 10-Q
period 2025-03-31
Rani Therapeutics Holdings, Inc.
filed 2025-05-13
CIK 1856725

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 33,570,253 shares of Class A common stock, $0.0001 par value per share, outstanding, 23,971,852 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,229,630 shares of the registrant’s Class A common stock.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “aim,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to raise additional capital to fund our existing operations and continue as a going concern;
•
our plans to improve our liquidity and financial position in response to the substantial doubt about our ability to continue as a going concern;
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,111	$3,762
Accounts receivable	600	—
Contract asset	—	428
Marketable securities	5,742	23,877
Prepaid expenses and other current assets	1,330	1,677
Total current assets	17,783	29,744
Property and equipment, net	1,348	1,548
Operating lease right-of-use asset	4,748	5,096
Other assets	246	246
Total assets	$24,125	$36,634
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,520	$1,359
Accrued expenses and other current liabilities	2,285	2,073
Current portion of long-term debt	15,000	15,000
Current portion of operating lease liability	1,325	1,459
Total current liabilities	20,130	19,891
Long-term debt, less current portion	5,921	9,613
Operating lease liability, less current portion	3,423	3,637
Total liabilities	29,474	33,141
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 33,570 and 33,430 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 23,972 issued and outstanding as of March 31, 2025 and December 31, 2024	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	107,108	104,889
Accumulated other comprehensive gain	2	5
Accumulated deficit	(110,171)	(102,907)
Total stockholders' (deficit)/equity attributable to Rani Therapeutics Holdings, Inc.	(3,056)	1,992
Non-controlling interest	(2,293)	1,501
Total stockholders' (deficit)/equity	(5,349)	3,493
Total liabilities and stockholders' equity	$24,125	$36,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Contract revenue	$172	$—
Operating expenses
Research and development	6,570	7,586
General and administrative	5,615	6,448
Total operating expenses	$12,185	$14,034
Loss from operations	(12,013)	(14,034)
Other income (expense), net
Interest income and other, net	218	549
Interest expense and other, net	(943)	(1,294)
Net loss	$(12,738)	$(14,779)
Net loss attributable to non-controlling interest	(5,474)	(7,296)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,264)	$(7,483)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.22)	$(0.29)
Weighted-average Class A common shares outstanding—basic and diluted	33,440	26,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(12,738)	$(14,779)
Other comprehensive loss
Net unrealized (loss) gain on marketable securities	(6)	1
Comprehensive loss	$(12,744)	$(14,778)
Comprehensive loss attributable to non-controlling interest	(5,477)	(7,295)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(7,267)	$(7,483)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ (DEFICIT)/Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' (Deficit)/Equity
Balance at December 31, 2024	33,430	$3	23,972	$2	$104,889	$5	$(102,907)	$1,501	$3,493
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	140	—	—	—	(23)	—	—	—	(23)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	1	—	—	(1)	—
Stock-based compensation	—	—	—	—	2,241	—	—	1,684	3,925
Net loss	—	—	—	—	—	—	(7,264)	(5,474)	(12,738)
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)	(6)
Balance at March 31, 2025	33,570	$3	23,972	$2	$107,108	$2	$(110,171)	$(2,293)	$(5,349)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	26,036	$3	24,116	$2	$85,762	$(12)	$(72,889)	$12,577	$25,443
Issuance of common stock under employee equity plans	175	—	—	—	—	—	—	—	—
Effect of exchanges of non-corresponding Class A Units of Rani LLC	83	—	—	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	45	—	—	(45)	—
Stock-based compensation	—	—	—	—	1,969	—	—	1,901	3,870
Net loss	—	—	—	—	—	—	(7,483)	(7,296)	(14,779)
Other comprehensive gain	—	—	—	—	—	1	—	—	1
Balance at March 31, 2024	26,294	$3	24,116	$2	$87,776	$(11)	$(80,372)	$7,137	$14,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(12,738)	$(14,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,925	3,870
Depreciation and amortization	251	248
Non-cash operating lease expense	477	378
Amortization of debt discount and issuance costs	58	58
Net accretion and amortization of investments in marketable securities	(150)	(340)
Changes in operating assets and liabilities:
Accounts receivable	(600)	—
Contract asset	428	—
Prepaid expenses and other current assets	347	499
Accounts payable	161	158
Accrued expenses and other current liabilities	170	884
Operating lease liabilities	(478)	(378)
Net cash used in operating activities	(8,149)	(9,402)
Cash flows from investing activities
Proceeds from maturities of marketable securities	21,000	20,350
Purchases of marketable securities	(2,720)	(10,038)
Purchases of property and equipment	(51)	(18)
Net cash provided by investing activities	18,229	10,294
Cash flows from financing activities
Proceeds from employee stock purchase plan	42	121
Tax withholdings paid on behalf of employees for net share settlement	(23)	—
Repayment of debt	(3,750)	—
Net cash (used in)/provided by financing activities	(3,731)	121
Net increase in cash, cash equivalents and restricted cash equivalents	6,349	1,013
Cash, cash equivalents and restricted cash equivalents, beginning of period	4,262	6,364
Cash, cash equivalents and restricted cash equivalents, end of period	$10,611	$7,377
Supplemental disclosures of non-cash investing and financing activities
Interest income receivable included in prepaid expenses and other current assets	$17	$166
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,731
Exchanges of non-corresponding Class A Units of Rani LLC	$—	$298
Remeasurement of operating lease right-of-use assets	$—	$589
Property and equipment purchases included in accounts payable and accrued expenses and other current liabilities	$—	$48

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

As part of the Organizational Transactions, the Company entered into a Registration Rights Agreement with certain individuals and entities that continued to hold economic nonvoting Class A units of Rani LLC (“Class A Units”), collectively referred to herein as the “Continuing LLC Owners”. The Continuing LLC Owners are entitled to exchange, subject to the terms of the Fifth Amended and Restated Limited Liability Company Agreement of Rani LLC (the “Rani LLC Agreement”), the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of March 31, 2025, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,229,630 shares of the Company’s Class A common stock.

Liquidity and Going Concern

The Company has incurred recurring losses since its inception, including net losses of $12.7 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had an accumulated deficit of $110.2 million and for the three months ended March 31, 2025, had negative cash flows from operations of $8.1 million. As of March 31, 2025, cash, cash equivalents and marketable securities totaled $15.9 million. Based on its available cash resources and current operating plan, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that its financial statements for the three months ended March 31, 2025 are issued. The Company’s existing capital resources will not be sufficient to enable it to initiate any pivotal clinical trials. The Company will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of its product candidates and seek regulatory approval thereof, to expand its manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of its product candidates.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period.

The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the 2024 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2024. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$10,111	$6,877
Restricted cash equivalents	500	500
Total cash, cash equivalents and restricted cash equivalents	$10,611	$7,377

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from customers for services performed. The Company’s expected credit losses are developed using an estimated loss rate method that considers historical collection experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The estimated loss rates are applied to trade receivables with similar risk characteristics such as the length of time the balance has been outstanding, liquidity and financial position of the customer, and the geographic location of the customer. In certain instances, the Company may identify individual accounts receivable assets that do not share risk characteristics with other accounts receivable, in which case the Company records its expected credit losses on an individual asset basis. As of March 31, 2025, there was no allowance for credit losses, nor write-offs or recoveries recognized.

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

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarizes the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,188	$—	$—	$3,188
Total cash equivalents	3,188	—	—	3,188
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	3,688	—	—	3,688
Marketable securities:
U.S. Treasuries and agencies	10,727	—	(1)	10,726
Total cash equivalents, restricted cash equivalents and marketable securities	$14,415	$—	$(1)	$14,414

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$404	$—	$—	$404
Total cash and cash equivalents	404	—	—	404
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	904	—	—	904
Marketable securities:
U.S. Treasuries and agencies	24,871	5	—	24,876
Total cash equivalents, restricted cash equivalents and marketable securities	$25,775	$5	$—	$25,780

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of March 31, 2025, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at March 31, 2025. As of March 31, 2025 and December 31, 2024, interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet was de minimis.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,188	$—	$—	$3,188
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	10,726	—	—	10,726
Total assets	$14,414	$—	$—	$14,414

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$404	$—	$—	$404
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	24,876	—	—	24,876
Total assets	$25,780	$—	$—	$25,780

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued interest	$1,039	$931
Accrued rent	333	329
Accrued professional fees	267	107
Payroll and related costs	247	353
Accrued preclinical and clinical trial costs	89	70
Other	310	283
Total accrued expenses and other current liabilities	$2,285	$2,073

6. Evaluation and Collaborative Arrangements

Evaluation Arrangement

In August 2024, the Company entered into a contract to conduct evaluation services of certain customer compounds for oral delivery using the RaniPill HC, which was concluded to be a single performance obligation with an enforceable right to payment. This customer paid the Company an up-front payment of $0.6 million upon execution of the contract. Upon completion of the evaluation services, the Company is entitled to a final $0.6 million payment for an aggregate total of $1.2 million due under the contract. In addition, if agreed upon, the agreement allows for joint filing of certain intellectual property protection in which all associated expenses will be shared equally. The customer has the ability to terminate the agreement at any time by providing 10 days’ written notice after the effective date of the contract. The contract can be terminated for cause by either party based on uncured material breach by the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. For the period ended March 31, 2025, $0.2 million in contract revenue was recognized for evaluation services performed.

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

The Company determined that the Collaboration Agreement is not a contract with a customer and is therefore accounted for under ASC Topic 808. The Company evaluates the presentation of amounts due from ProGen based on the nature of each separate activity. Reimbursements from ProGen are recognized as contra-research and development expense on the Consolidated Statement of Operations once earned and collectability is assured. As of March 31, 2025, reimbursement due from ProGen recorded as contra-research and development expense was de minimis.

7. Related Party Transactions

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family. The founder and Chairman is the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is also the brother of the founder and Chairman and thus uncle of the Company’s Chief Executive Officer.

Service Agreements

In June 2021, Rani LLC entered into a service agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC had a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively. The Occupancy Services for the facility in Milpitas, California expired in August 2024. The Occupancy Services for the facility in San Antonio, Texas terminated in June 2024.

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$186	$306
General and administrative	(14)	49
Total	$172	$355

As of March 31, 2025, one of the Company's facilities was owned by an entity affiliated with the Company’s Chairman (Note 8). The Company pays for the use of this facility through the RMS-ICL Service Agreement.

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

Tax Receivable Agreement

Certain parties to the tax receivable agreement (“TRA”), entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to ICL and the other Continuing LLC Owners 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During each of the three months ended March 31, 2025 and 2024, these parties to the TRA exchanged zero Paired Interests, respectively, that resulted in tax benefits subject to the TRA.

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

During each of the three months ended March 31, 2025 and 2024, certain related parties that are party to the Rani LLC Agreement exchanged zero Paired Interests, respectively, for an equal number of shares of the Company's Class A common stock.

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

Under the Rani LLC-ICL Service Agreement amended in March 2022, Rani LLC had a right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for a successive twelve-month periods unless terminated. The Company accounted for its Occupancy Services in San Antonio, Texas as a short-term lease. In December 2023, the Company provided to ICL notice of termination of the Occupancy Services in San Antonio, which took effect in June 2024. In March 2024, the Company extended the Occupancy Services for the facility in Milpitas, California for an additional six-month term through August 2024 and increased the payment for such Occupancy Services during the extension period. The Company accounted for the March 2024 extension for its Occupancy Services in Milpitas, California as a short-term lease. The Occupancy Services for the facility in Milpitas, California expired in August 2024.

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

Supplemental information on the Company’s condensed consolidated balance sheet and statements of cash flows as of March 31, 2025 and 2024 and for the three months ended March 31, 2025 and 2024, respectively, related to the Company's leases was as follows (in thousands):

	March 31,
	2025	2024
Weighted-average remaining lease term (in years)	3.7	4.4
Weighted-average discount rate	10.4%	10.4%

	Three Months Ended March 31,
	2025	2024
Cash flows
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$473	$180

As of March 31, 2025, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands), excluding short-term leases:

Year ending December 31,
2025 (remaining nine months)	$1,428
2026	1,229
2027	1,278
2028	1,330
2029	458
Total undiscounted future minimum lease payments	$5,723
Less: Imputed interest	(975)
Total operating lease liability	$4,748
Less: Current portion of operating lease liability	1,325
Operating lease liability, less current portion	$3,423

9. Warrants

In October 2024, the Company entered into a securities purchase agreement (the “October Securities Purchase Agreement”) with an institutional investor (the “Equity Investor”) relating to the issuance and sale of: (i) 3,000,000 shares of its Class A common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (iii) Series C common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock (the “October Offering”). Pursuant to the October Securities Purchase Agreement, Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued in connection with the July securities purchase agreement were cancelled. The pre-funded warrants are exercisable immediately and have an unlimited term and an exercise price of $0.0001 per share. The Series C common warrants are exercisable immediately following the closing date and will expire five years from the date of issuance and will have an exercise price of $3.00 per share. The Series C warrants include certain rights upon “fundamental transactions,” as described in the Series C warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series C warrants on the date of the consummation of the fundamental transactions. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds. As of March 31, 2025, there were 3,333,333 Series C warrants outstanding.

In July 2024, the Company entered into a securities purchase agreement (the “July Securities Purchase Agreement”) with an institutional investor relating to the issuance and sale of: (i) 2,800,000 shares of Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “July Offering”). Pursuant to the October Securities Purchase Agreement, the Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued were cancelled. The Series B warrants are exercisable following the six-month anniversary of the closing date and will expire five and a half years from the date of issuance and have an exercise price of $3.08 per share. The Series B warrants include certain rights upon “fundamental transactions,” as described in the Series B warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series B warrants on the date of the consummation of the fundamental transactions. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds. As of March 31, 2025, there were 3,246,753 Series B warrants outstanding.

In August 2022, in conjunction with a loan and security agreement (Note 13), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. As of March 31, 2025, there were 76,336 warrants outstanding.

10. Stockholders’ Equity

As of March 31, 2025, Rani Holdings held approximately 57% of the Class A Units of Rani LLC, and approximately 43% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. From the date of the Organizational Transactions to March 31, 2025, 5,318,539 Paired Interests and 315,892 non-corresponding Class A Units of Rani LLC were exchanged for an equal number of shares of the Company's Class A common stock. For each of the three months ended March 31, 2025 and 2024, certain of the Continuing LLC Owners executed an exchange of zero Paired Interests and zero and 83,377 non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently canceled and retired pursuant to the terms of the Rani LLC Agreement. In accordance with the Rani LLC Agreement, Rani LLC also issues a corresponding Class A Unit to Rani Holdings for each share of common stock issued by Rani Holdings. This increases Rani Holdings’ ownership in Rani LLC.

11. Stock-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	10,225,433	$5.52	8.18	$—
Granted	1,189,930	$1.37	9.97	$—
Canceled	(33,682)	$7.01
Balance at March 31, 2025	11,381,681	$5.08	8.14	$—
Exercisable at March 31, 2025	5,666,542	$7.12	7.40	$—
Nonvested at March 31, 2025	5,715,139	$2.75	8.87	$—

As of March 31, 2025, there was $16.4 million of unrecognized stock-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

The following table sets forth the weighted average assumptions used in estimating the fair value of stock option awards on the grant date:

March 31,
2025
Expected volatility	90.7%
Risk-free interest rate	4.12%
Expected term (in years)	5.8
Expected dividend yield	—%

Restricted Stock Units

A summary of restricted stock unit (“RSU”) activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2024	811,893	$7.08
Vested	(156,886)	$9.69
Forfeited	(2,138)	$7.62
Balance at March 31, 2025	652,869	$6.45

As of March 31, 2025, there was $4.2 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 1.9 years. The total fair value of RSUs vested was $0.2 million for the three months ended March 31, 2025.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense resulting from the grant of stock options, RSUs, RSAs, and the ESPP, recorded in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,137	$1,136
General and administrative	2,788	2,734
Total stock-based compensation	$3,925	$3,870

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

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners. As of March 31, 2025, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $23.3 million at March 31, 2025.

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

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026. The Loan principal is repayable in equal monthly installments beginning September 2024. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans includes customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At March 31, 2025, the effective interest rate on the Loans was 14.58% and there were no events of default during the three months ended March 31, 2025. The Company is also subject to certain covenants. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. As of March 31, 2025, the Company was in compliance with all applicable financial covenants under the Loan Agreement.

As of March 31, 2025, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2025 (remaining nine months)	$11,250
2026	10,000
Total principal payments	$21,250
Less: amount representing debt discount	(329)
Total long-term debt	$20,921
Less: current portion of long-term debt	15,000
Total long-term debt, less current portion	$5,921

14. Income Taxes

The Company’s effective income tax rate was zero for each of the three months ended March 31, 2025 and 2024. As a result of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not more-likely-than-not to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets. There were no material changes to uncertain tax positions for the three months ended March 31, 2025 and 2024, and the Company does not anticipate material changes within the next twelve months.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(7,264)	$(7,483)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	33,440	26,034
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.22)	$(0.29)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of March 31,
	2025	2024
Paired Interests	23,972	24,116
Stock options	11,382	10,348
Warrants	6,656	76
Non-corresponding Class A Units	1,230	1,262
Restricted stock units	653	1,099
Shares issuable pursuant to the ESPP	62	114
Restricted stock awards	—	26
	43,955	37,041

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the three months ended March 31, 2025. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management's discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission ("SEC"). Some of the information contained in this discussion and analysis or set forth elsewhere in this document, includes forward looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024. Please also see the section titled “Forward Looking Statements.”

The following discussion contains references to calendar year 2024 and the three months ended March 31, 2025 and 2024, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC (“Rani LLC”) for the year ended December 31, 2024 and the three months ended March 31, 2025 and 2024, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiary.

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

As is common with biotechnology companies, we rely on third-party suppliers for the supply of raw materials and active pharmaceutical ingredients ("APIs") and drug substances required for the production of our product candidates. In addition, we work with third parties to manufacture and develop biologics and drugs for inclusion in the RaniPill capsule. Design work, prototyping and pilot manufacturing are performed in house, and we have utilized third-party engineering firms to assist with the design of manufacturing lines that support our supply of the RaniPill capsule. Certain of our suppliers of components and materials are single source suppliers. We believe our vertically integrated manufacturing strategy will offer significant advantages, including rapid product iteration, control over our product quality and the ability to rapidly scale our manufacturing capacity. This capability also allows us to develop future generations of products while maintaining the confidentiality of our intellectual property. Our vertically integrated manufacturing strategy will result in material future capital outlays and fixed costs related to constructing and operating a manufacturing facility. We have invested and plan to continue to invest in automated manufacturing production lines for the RaniPill capsule. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those projects related to our assets determined to not have an alternative future use have been expensed as research and development costs.

As of March 31, 2025, our cash, cash equivalents and marketable securities totaled $15.9 million. In July 2024, we entered into a securities purchase agreement (the “July Securities Purchase Agreement”) with an institutional investor relating to the issuance and sale of: (i) 2,800,000 shares of its Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “Series A Warrants”) and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “July Offering”). The aggregate net proceeds from the July Offering totaled $8.9 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series B common warrants issued in the July Offering. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

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

We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Our existing capital resources, including the net proceeds from the Offerings, our initial public offering in 2021 (“IPO”) and term loans we received under a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”), will not be sufficient to enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates. We may seek to raise capital through equity offerings or debt financings, collaboration agreements, strategic transactions or other arrangements with other companies, or through other sources of financing. If we are not able to obtain additional financing as discussed above, or if we are unable to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

Preclinical Update

In March 2025, we announced preclinical data demonstrating bioequivalence of RT-114, a bispecific GLP-1/GLP-2 receptor agonist (PG-102) delivered orally via the RaniPill capsule (“RT-114”), to subcutaneously administered PG-102. RT-114 yielded a relative bioavailability of 111% compared to PG-102 delivered subcutaneously with comparable pharmacokinetic profiles and weight loss. RT-114 was well tolerated and was excreted without sequelae in all subjects. Average peak weight loss was the same in both groups with greater variability with subcutaneous dosing (6.7% ± 0.5% for RT-114 and 6.7% ± 2.2% for subcutaneous PG-102).

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

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Contract revenue	$172	$—	* %
Operating expenses
Research and development	6,570	7,586	(13.4)%
General and administrative	5,615	6,448	(12.9)%
Total operating expenses	$12,185	$14,034	(13.2)%
Loss from operations	(12,013)	(14,034)	(14.4)%
Other income (expense), net
Interest income and other, net	218	549	(60.3)%
Interest expense and other, net	(943)	(1,294)	(27.1)%
Net loss	$(12,738)	$(14,779)	(13.8)%
Net loss attributable to non-controlling interest	(5,474)	(7,296)	(25.0)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,264)	$(7,483)	(2.9)%

*Not meaningful

Contract Revenue

Contract revenue of $0.2 million for the three months ended March 31, 2025, was attributable to evaluation services performed for a customer. There was no contract revenue for the same period in 2024.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Payroll, stock-based compensation and related benefits	$4,663	$5,748
Facilities, materials and supplies	1,415	1,382
Third-party services	476	443
Other	16	13
Total	$6,570	$7,586

The decrease of $1.0 million in research and development expenses in the three months ended March 31, 2025, as compared to the same period in 2024, was primarily attributed to lower compensation costs of $1.0 million.

General and Administrative Expenses

The decrease of $0.8 million in general and administrative expenses in the three months ended March 31, 2025, as compared to the same period in 2024, was primarily attributed to lower compensation costs of $0.4 million and $0.5 million reduction in third-party services.

Other Income (Expense), Net

The change in other income (expense), net, in the three months ended March 31, 2025, as compared to the same period in 2024, was de minimis.

Liquidity and Capital Resources

Overview

We have incurred recurring losses and negative cash flows from operations since inception, including net loss of $12.7 million for three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $110.2 million and for three months ended March 31, 2025, had negative cash flows from operations of $8.1 million. As of March 31, 2025, our cash, cash equivalents and marketable securities totaled $15.9 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Our existing capital resources, will not be sufficient to enable us to initiate any pivotal clinical trials. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the three months ended March 31, 2025 are issued. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our condensed consolidated financial statements, and investors may lose all or a part of their investment.

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

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans was uncommitted and subject to certain conditions and is no longer available under the Loan Agreement. The Loan Agreement also contains various covenants and restrictive provisions. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. The Loan principal is repayable in equal monthly installments which began in September 2024. As of March 31, 2025, we were in compliance with all financial covenants under the Loan Agreement.

In addition, in August 2022, we entered into a Controlled EquitySM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively, the “Agents”), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of our Class A common stock, in such share amounts as we may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement (“ATM Sales”). As of March 31, 2025, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales. In May 2025, we and Cantor agreed to terminate Cantor’s participation as an Agent under the Sales Agreement. Accordingly, H.C. Wainwright & Co., LLC.is now the sole Agent under the Sales Agreement.

Under the rules and regulations of the Securities Act, an issuer with less than $75 million in public float (outstanding shares of securities listed on a trading market that are held by non-affiliates) may only utilize a Form S-3 registration statement to register securities for sale up to one-third of their public float over a 12-month period. These rules, referred to as “baby shelf” rules, apply to us currently. The baby shelf rules could limit the amount that we raise in a financing or make it more difficult for us to raise financing, including to effect ATM Sales. As a result, for financings that would exceed the limit of securities registrable on Form S-3 under the baby shelf rules, we may be required to issue unregistered securities or to register securities on a Form S-1, which would be expected to require more time, cost and effort than registering securities under a Form S-3.

Tax Receivable Agreement

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Future Funding Requirements

Notwithstanding the sharing of development costs for the RT-114 program under the ProGen Agreement, our existing capital resources, will not be sufficient to enable us to initiate any pivotal clinical trials with respect to any of our product candidates. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill technology and to commercialize any of our product candidates.

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

If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us. If we raise funds through collaborations, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or delay investments in our manufacturing scale-up and automation. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets. Furthermore, this Quarterly Report on Form 10-Q contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

The following table summarizes our cash, cash equivalents and marketable securities:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$10,111	$3,762
Marketable securities	5,742	23,877
Total cash, cash equivalents and marketable securities	$15,853	$27,639

As of March 31, 2025, we had cash and cash equivalents and marketable securities of $15.9 million, compared to $27.6 million as of December 31, 2024. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the three months ended March 31, 2025 are issued. Our existing capital resources, will not be sufficient to fund our projected operating requirements for a twelve-month period from the issuance of our financial statements. If we are not able to raise additional funds to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our condensed consolidated financial statements, and investors may lose all or a part of their investment.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(8,149)	$(9,402)
Net cash provided by investing activities	18,229	10,294
Net cash (used in)/provided by financing activities	(3,731)	121
Net increase in cash, cash equivalents and restricted cash equivalents	$6,349	$1,013

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $8.1 million, which was primarily attributable to a net loss of $12.7 million and net accretion and amortization of investments in marketable securities of $0.2 million, partially offset by stock-based compensation expense of $3.9 million and depreciation and amortization expense of $0.3 million. Additionally, there was an increase in accounts receivable of $0.6 million, accounts payable of $0.2 million, accrued expenses and other current liabilities of $0.2 million and a decrease in contract asset of $0.4 million and prepaid expenses and other current assets of $0.3 million in for the three months ended March 31, 2025.

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

Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $18.2 million, which primarily consisted of $21.0 million in proceeds from maturities of marketable securities partially offset by $2.7 million in purchases of marketable securities and $0.1 million in purchases of property and equipment.

For the three months ended March 31, 2024, net cash provided by investing activities was $10.3 million, which primarily consisted of $20.4 million in proceeds from maturities of marketable securities partially offset by $10.0 million in purchases of marketable securities.

Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities was $3.7 million, which primarily consisted of repayment of debt of $3.8 million.

For the three months ended March 31, 2024, net cash provided by financing activities was $0.1 million in proceeds from the issuance of Class A common stock under the employee stock purchase plan.

Contractual Obligations and Other Commitments

As of March 31, 2025, there have been no material changes to our contractual obligations and other commitments compared to those disclosed in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than described below, management believes that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

There is substantial doubt regarding our ability to continue as a going concern and holders of our common stock could suffer a total loss of their investment. We will need to raise additional funding, which may not be available on acceptable terms. If we are unable to raise additional capital when needed, we may be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Our operations have consumed substantial amounts of cash since our inception. We are in early clinical development with certain product candidates and have conducted or are in preclinical development with other product candidates. To advance our product candidates into initial and later stages of clinical development requires significant capital. In addition, we are developing the RaniPill HC. If the FDA or any comparable foreign regulatory authorities, such as the European Medicines Agency, require that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates or any of our future product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect, and any delay resulting from such further or repeat studies or trials could also result in the need for additional financing.

As of March 31, 2025, our cash, cash equivalents and marketable securities totaled $15.9 million. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern and holders of our common stock could suffer a total loss of their investment. Our Board of Directors had initiated a review of alternatives, including potential strategic options, and of our financing strategy. Any failure or delay to obtain additional funding could force us to delay, limit or terminate our operations, make reductions in our workforce, liquidate all or a portion of our assets and/or seek protection under Chapter 7 or 11 of the United States Bankruptcy Code. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates, including RT-114, and seek regulatory approval thereof, to expand our manufacturing capabilities, and to commercialize any of our product candidates.

Based on our current planned operations, and in the absence of additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations, will not be sufficient to meet our operating and liquidity needs beyond early August 2025. If we are unable to raise additional funds and continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our audited financial statements, and investors may lose all or a part of their investment.

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
•
forego expansion of our operations or refrain from pursuing business opportunities; or
•
file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

Our efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop the RaniPill platform, to progress development of our product candidates or to automate our manufacturing processes.

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
•
the outcome, costs, and timing of seeking and obtaining FDA, and any other, regulatory approvals;
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
•
our ability to establish strategic collaborations or enter into strategic transactions;
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

In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

We do not currently meet the requirements for continued listing on The Nasdaq Global Market. If we fail to meet the requirements for continued listing on The Nasdaq Global Market, trading in our common stock could be suspended and our common stock delisted from Nasdaq, which would have a negative effect on the price of our common stock and our ability to raise additional capital.

Our Class A common stock is currently listed on The Nasdaq Global Market. We are required to meet specified requirements to maintain our listing on The Nasdaq Global Market, including, among others, a minimum market value of listed securities (“MVLS”), of $50,000,000 under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”).

On May 1, 2025, we received written notice from the Listing Qualifications Department (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the MVLS Requirement (the “Notice”). In accordance with the Nasdaq Listing Rules, we were granted 180 calendar days, or until October 28, 2025, to regain compliance with the MVLS Requirement. In order to do so, we must achieve and maintain an MVLS of at least $50,000,000 or more for a minimum of 10 consecutive business days. If we do not regain compliance with the MVLS Requirement by October 28, 2025, the Notice states that we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel. Alternatively, we may apply for a transfer of the listing of its securities to The Nasdaq Capital Market, provided that we then meet the continued listing requirements on The Nasdaq Capital Market. We are considering actions that we may take in response to the Notice to regain compliance with the continued listing requirements, but no decisions about a response have been made at this time. There can be no assurance that we will be able to regain compliance with the MVLS requirement or will otherwise be in compliance with other Nasdaq listing criteria. For example, Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days. The per share price of our common stock has fluctuated significantly and has traded below $1.00 per share for the past 5 consecutive trading days. Our stock price may not close at or above $1.00 per share and if the price remains below $1.00 per share for a period of 30 consecutive trading days, our stock could become subject to delisting because of the failure to satisfy the Minimum Bid Price Requirement.

The delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and would also make it more difficult for our stockholders to sell or purchase our common stock when they wish to do so. If delisted from The Nasdaq Global Market, and not able to transfer to The Nasdaq Capital Market, we will likely trade on the OTC Markets system, which could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and may lead to a reduction in coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States, including suppliers of drug substance for our pipeline programs and suppliers of certain raw materials for the manufacture of the RaniPill® capsule. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We manufacture the RaniPill® capsule in the United States. We are vertically integrated and manufacture many of the components used in the RaniPill® capsule. We source raw materials for our components and manufacturing from a variety of suppliers. Currently, nearly all of the principal suppliers of our raw materials and externally-sourced components used to support our manufacturing come from suppliers located in the United States. The current principal supplier of one raw material is located in China. We obtain supply of the drug substances used for our pipeline programs from third parties. The drug substance for our RT-114 (bispecific GLP-1/GLP-2 receptor agonist) program is manufactured in Korea and China, and the drug substances for our RT-111 (ustekinumab biosimilar) and RT-105 (adalimumab biosimilar) programs are manufactured in Korea. The drug substance for our RT-102 (parathyroid hormone) and RT-110 programs is manufactured in the United States.

Current or future tariffs will result in increased research and development and manufacturing expenses, including with respect to increased costs associated with drug substances, raw materials, laboratory equipment and research materials and components . In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing or collaborations on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our collaborators or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, collaborators and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have heightened and may continue to heighten the risks related to the other risk factors described in our Annual Report for the fiscal year ended December 31, 2024.

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

Rani Therapeutics Holdings, Inc.

Date: May 13, 2025	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)