Form 10-Q
period 2025-06-30
Rani Therapeutics Holdings, Inc.
filed 2025-08-07
CIK 1856725

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 47,898,228 shares of Class A common stock, $0.0001 par value per share, outstanding, 23,970,359 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,124,194 shares of the registrant’s Class A common stock.

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
•
our ability to maintain the listing of our Class A common stock on the Nasdaq Global Market;
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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,216	$3,762
Contract asset	—	428
Marketable securities	—	23,877
Prepaid expenses and other current assets	857	1,677
Total current assets	11,073	29,744
Property and equipment, net	1,144	1,548
Operating lease right-of-use asset	4,388	5,096
Other assets	293	246
Total assets	$16,898	$36,634
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,798	$1,359
Accrued expenses and other current liabilities	2,636	2,073
Current portion of long-term debt	15,000	15,000
Current portion of operating lease liability	1,189	1,459
Total current liabilities	20,623	19,891
Long-term debt, less current portion	2,229	9,613
Operating lease liability, less current portion	3,199	3,637
Total liabilities	26,051	33,141
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 39,237 and 33,430 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 23,970 and 23,972 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	111,280	104,889
Accumulated other comprehensive gain	3	5
Accumulated deficit	(116,863)	(102,907)
Total stockholders' (deficit)/equity attributable to Rani Therapeutics Holdings, Inc.	(5,575)	1,992
Non-controlling interest	(3,578)	1,501
Total stockholders' (deficit)/equity	(9,153)	3,493
Total liabilities and stockholders' equity	$16,898	$36,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contract revenue	$—	$—	$172	$—
Operating expenses
Research and development	5,505	6,115	12,075	13,700
General and administrative	5,000	6,409	10,615	12,857
Total operating expenses	$10,505	$12,524	$22,690	$26,557
Loss from operations	(10,505)	(12,524)	(22,518)	(26,557)
Other income (expense), net
Interest income and other, net	158	439	375	988
Interest expense and other, net	(877)	(1,276)	(1,819)	(2,571)
Net loss	$(11,224)	$(13,361)	$(23,962)	$(28,140)
Net loss attributable to non-controlling interest	(4,532)	(6,556)	(10,006)	(13,852)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(6,692)	$(6,805)	$(13,956)	$(14,288)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.18)	$(0.26)	$(0.40)	$(0.55)
Weighted-average Class A common shares outstanding—basic and diluted	36,542	26,324	34,999	26,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(11,224)	$(13,361)	$(23,962)	$(28,140)
Other comprehensive loss
Net unrealized (loss) gain on marketable securities	1	12	(5)	13
Comprehensive loss	$(11,223)	$(13,349)	$(23,967)	$(28,127)
Comprehensive loss attributable to non-controlling interest	(4,244)	(6,550)	(12,311)	(13,845)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(6,979)	$(6,799)	$(11,656)	$(14,282)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ (DEFICIT)/Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' (Deficit)/Equity
Balance at December 31, 2024	33,430	$3	23,972	$2	$104,889	$5	$(102,907)	$1,501	$3,493
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	140	—	—	—	(23)	—	—	—	(23)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	1	—	—	(1)	—
Stock-based compensation	—	—	—	—	2,241	—	—	1,684	3,925
Net loss	—	—	—	—	—	—	(7,264)	(5,474)	(12,738)
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)	(6)
Balance at March 31, 2025	33,570	$3	23,972	$2	$107,108	$2	$(110,171)	$(2,293)	$(5,349)
Exercise of warrants issued in connection with the October 2024 and July 2024 Securities Purchase Agreement, net of issuance costs of $340	5,419	—	—	—	3,937	—	—	—	3,937
Warrant issued for services provided	—	—	—	—	152	—	—	—	152
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	44	—	—	—	(8)	—	—	—	(8)
Issuance of common stock under employee stock purchase plan	97	—	—	—	46	—	—	—	46
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	107	—	(2)	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(1,963)	—	—	1,963	—
Stock-based compensation	—	—	—	—	2,008	—	—	1,284	3,292
Net loss	—	—	—	—	—	—	(6,692)	(4,532)	(11,224)
Other comprehensive loss	—	—	—	—	—	1	—	—	1
Balance at June 30, 2025	39,237	$3	23,970	$2	$111,280	$3	$(116,863)	$(3,578)	$(9,153)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ (DEFICIT)/Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	26,036	$3	24,116	$2	$85,762	$(12)	$(72,889)	$12,577	$25,443
Issuance of common stock under employee equity plans	175	—	—	—	—	—	—	—	—
Effect of exchanges of non-corresponding Class A Units of Rani LLC	83	—	—	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	45	—	—	(45)	—
Stock-based compensation	—	—	—	—	1,969	—	—	1,901	3,870
Net loss	—	—	—	—	—	—	(7,483)	(7,296)	(14,779)
Other comprehensive gain	—	—	—	—	—	1	—	—	1
Balance at March 31, 2024	26,294	$3	24,116	$2	$87,776	$(11)	$(80,372)	$7,137	$14,535
Issuance of common stock under employee equity plans	110	—	—	—	221	—	—	—	221
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	85	—	—	—	14	—	—	—	14
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(108)	—	—	108	—
Stock-based compensation	—	—	—	—	2,109	—	—	2,020	4,129
Net loss	—	—	—	—	—	—	(6,805)	(6,556)	(13,361)
Other comprehensive gain	—	—	—	—	—	6	—	6	12
Balance at June 30, 2024	26,489	$3	24,116	$2	$90,012	$(5)	$(87,177)	$2,715	$5,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(23,962)	$(28,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,217	7,999
Depreciation and amortization	491	503
Non-cash operating lease expense	955	477
Warrant issued for services provided	152	—
Amortization of debt discount and issuance costs	116	116
Net accretion and amortization of investments in marketable securities	(158)	(630)
Changes in operating assets and liabilities:
Accounts receivable	428	—
Prepaid expenses and other current assets	820	1,175
Accounts payable	439	(142)
Accrued expenses and other current liabilities	558	688
Other long term assets	(47)	—
Operating lease liabilities	(954)	(477)
Net cash used in operating activities	(13,945)	(18,431)
Cash flows from investing activities
Proceeds from maturities of marketable securities	26,750	38,550
Purchases of marketable securities	(2,720)	(21,619)
Purchases of property and equipment	(88)	(112)
Net cash provided by investing activities	23,942	16,819
Cash flows from financing activities
Proceeds from exercise of warrants for common stock, net of issuance costs	3,937	—
Issuance of common stock under employee stock purchase plan	46	221
Proceeds from employee stock purchase plan	5	27
Proceeds from the exercise of stock options	—	38
Tax withholdings paid on behalf of employees for net share settlement	(31)	(24)
Repayment of debt	(7,500)	—
Net cash (used in)/provided by financing activities	(3,543)	262
Net increase/(decrease) in cash, cash equivalents and restricted cash equivalents	6,454	(1,350)
Cash, cash equivalents and restricted cash equivalents, beginning of period	4,262	6,364
Cash, cash equivalents and restricted cash equivalents, end of period	$10,716	$5,014
Supplemental disclosures of non-cash investing and financing activities
Interest income receivable included in prepaid expenses and other current assets	$18	$51
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,731
Exchanges of non-corresponding Class A Units of Rani LLC	$63	$298
Remeasurement of operating lease right-of-use assets	$—	$589

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

As part of the Organizational Transactions, the Company entered into a Registration Rights Agreement with certain individuals and entities that continued to hold economic nonvoting Class A units of Rani LLC (“Class A Units”), collectively referred to herein as the “Continuing LLC Owners”. The Continuing LLC Owners are entitled to exchange, subject to the terms of the Fifth Amended and Restated Limited Liability Company Agreement of Rani LLC (the “Rani LLC Agreement”), the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of June 30, 2025, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,124,194 shares of the Company’s Class A common stock.

Liquidity and Going Concern

The Company has incurred recurring losses since its inception, including net losses of $24.0 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had an accumulated deficit of $116.9 million and for the six months ended June 30, 2025, had negative cash flows from operations of $13.9 million. As of June 30, 2025, cash, cash equivalents and marketable securities totaled $10.2 million. Based on its available cash resources and current operating plan, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that its financial statements for the six months ended June 30, 2025 are issued. The Company’s existing capital resources will not be sufficient to enable it to initiate any pivotal clinical trials. The Company will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of its product candidates and seek regulatory approval thereof, to expand its manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of its product candidates.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2024. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025.

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$10,216	$4,514
Restricted cash equivalents	500	500
Total cash, cash equivalents and restricted cash equivalents	$10,716	$5,014

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

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarizes the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$3,858	$—	$—	$3,858
Total cash equivalents	3,858	—	—	3,858
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	4,358	—	—	4,358
Marketable securities:
U.S. Treasuries and agencies	3,999	—	—	3,999
Total cash equivalents, restricted cash equivalents and marketable securities	$8,357	$—	$—	$8,357

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$404	$—	$—	$404
Total cash and cash equivalents	404	—	—	404
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	904	—	—	904
Marketable securities:
U.S. Treasuries and agencies	24,871	5	—	24,876
Total cash equivalents, restricted cash equivalents and marketable securities	$25,775	$5	$—	$25,780

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of June 30, 2025, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at June 30, 2025. As of June 30, 2025 and December 31, 2024, interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet was de minimis.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of inputs used in such measurements (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,858	$—	$—	$3,858
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	3,999	—	—	3,999
Total assets	$8,357	$—	$—	$8,357

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$404	$—	$—	$404
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	24,876	—	—	24,876
Total assets	$25,780	$—	$—	$25,780

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued interest	$1,147	$931
Accrued professional fees	615	107
Payroll and related costs	375	353
Accrued rent	334	329
Accrued preclinical and clinical trial costs	75	70
Other	90	283
Total accrued expenses and other current liabilities	$2,636	$2,073

6. Evaluation and Collaborative Arrangements

Evaluation Arrangement

In August 2024, the Company entered into a contract with Chugai Pharmaceutical Co., Ltd. ("Chugai") to conduct evaluation services of certain Chugai compounds for oral delivery using the RaniPill HC, which was concluded to be a single performance obligation with an enforceable right to payment. Chugai paid the Company an up-front payment of $0.6 million upon execution of the contract. Upon completion of the evaluation services, in April 2025, the Company was paid a final $0.6 million for an aggregate total of $1.2 million due under the contract. For the three and six months ended June 30, 2025, $0 and $0.2 million in contract revenue was recognized for evaluation services performed, respectively.

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

The Company determined that the Collaboration Agreement is not a contract with a customer and is therefore accounted for under ASC Topic 808. The Company evaluates the presentation of amounts due from ProGen based on the nature of each separate activity. Reimbursements from ProGen are recognized as contra-research and development expense on the Consolidated Statement of Operations once earned and collectability is assured. For the three and six months ended June 30, 2025, reimbursement due from ProGen recorded as contra-research and development expense was de minimis.

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$180	$261	$366	$567
General and administrative	(13)	97	(27)	146
Total	$167	$358	$339	$713

As of June 30, 2025, one of the Company's facilities was owned by an entity affiliated with the Company’s Chairman (Note 8). The Company pays for the use of this facility through the RMS-ICL Service Agreement.

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

Tax Receivable Agreement

Certain parties to the tax receivable agreement (“TRA”), entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to ICL and the other Continuing LLC Owners 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During each of the six months ended June 30, 2025 and 2024, these parties to the TRA exchanged zero Paired Interests that resulted in tax benefits subject to the TRA.

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

During each of the six months ended June 30, 2025 and 2024, certain related parties that are party to the Rani LLC Agreement exchanged zero Paired Interests, for an equal number of shares of the Company's Class A common stock.

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

Supplemental information on the Company’s condensed consolidated balance sheet and statements of cash flows as of June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, respectively, related to the Company's leases was as follows (in thousands):

	June 30,
	2025	2024
Weighted-average remaining lease term (in years)	3.6	4.3
Weighted-average discount rate	10.4%	10.4%

	Six Months Ended June 30,
	2025	2024
Cash flows
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$949	$550

As of June 30, 2025, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands), excluding short-term leases:

Year ending December 31,
2025 (remaining six months)	$953
2026	1,229
2027	1,278
2028	1,330
2029	458
Total undiscounted future minimum lease payments	$5,248
Less: Imputed interest	(860)
Total operating lease liability	$4,388
Less: Current portion of operating lease liability	1,189
Operating lease liability, less current portion	$3,199

9. Warrants

In May 2025, in conjunction with a service agreement, the Company issued warrants to purchase 300,000 shares of the Company's Class A common stock, $0.0001 par value per share ("Service Warrants") to a third party vendor. The value of the warrants was expensed immediately as a general and administrative cost. The warrants are exercisable for a period of five years from the issuance date, at an exercise price per share equal to $0.70. The warrants include certain rights upon “fundamental transactions,” as described in the warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable warrants on the date of the consummation of the fundamental transactions. As of June 30, 2025, all of the Service Warrants were outstanding.

In May 2025, the Company entered into a letter agreement (the “Letter Agreement”) with an existing institutional investor (the “Equity Investor”) pursuant to which the Equity Investor exercised for cash all outstanding Series B and Series C warrants at a reduced exercise price of $0.65 per share, for net proceeds of $3.9 million in consideration for the Company’s issuance of a new Series D common stock warrant (the “Series D Warrant”) to purchase an aggregate of 13,160,172 shares of Class A common stock, $0.0001 par value per share (the “Class A Common Stock”). Modification accounting was only performed on the warrants that were actually exercised pursuant to the Letter Agreement as it represented a short-term inducement. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized a $1.3 million inducement charge in the unaudited condensed consolidated statements of changes in stockholders' (deficit)/equity for the three and six months ended June 30, 2025.

The Series D common warrants are exercisable immediately following stockholder approval, and will expire five years from the date of stockholder approval and have an exercise price of $0.65 per share. The Series D warrants include certain rights upon “fundamental transactions,” as described in the Series D warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series D warrants on the date of the consummation of the fundamental transactions. As of June 30, 2025, there were 13,160,172 Series D warrants outstanding.

Pursuant to the terms of the Letter Agreement, in the event that the exercise of the Series B and Series C warrants would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. Accordingly, at June 30, 2025, an aggregate of 1,161,000 shares of common stock were held in abeyance (the “Abeyance Shares”) with such Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The Abeyance Shares were to be held until notice is received by the holder that the balance of the shares of common stock may be issued in compliance with such beneficial ownership limitations and may be exercised pursuant to a notice of exercise from the holder. The Abeyance Shares were subsequently released during July 2025.

In October 2024, the Company entered into a securities purchase agreement (the “October Securities Purchase Agreement”) with the Equity Investor relating to the issuance and sale of: (i) 3,000,000 shares of its Class A common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (iii) Series C common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock (the “October Offering”). Pursuant to the October Securities Purchase Agreement, Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued in connection with the July securities purchase agreement were cancelled. The pre-funded warrants were exercisable immediately and had an unlimited term and an exercise price of $0.0001 per share. The Series C common warrants were exercisable immediately following the closing date and were to expire five years from the date of issuance and originally had an exercise price of $3.00 per share. The Series C warrants included certain rights upon “fundamental transactions,” as described in the Series C warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series C warrants on the date of the consummation of the fundamental transactions. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds. As of June 30, 2025, all Series C warrants had been fully exercised.

In July 2024, the Company entered into a securities purchase agreement (the “July Securities Purchase Agreement”) with the Equity Investor relating to the issuance and sale of: (i) 2,800,000 shares of Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “July Offering”). Pursuant to the October Securities Purchase Agreement, the Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued were cancelled. The Series B warrants were exercisable following the six-month anniversary of the closing date and were to expire five and a half years from the date of issuance and had an exercise price of $3.08 per share. The Series B warrants included certain rights upon “fundamental transactions,” as described in the Series B warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series B warrants on the date of the consummation of the fundamental transactions. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds. As of June 30, 2025, all Series B warrants had been fully exercised.

In August 2022, in conjunction with a loan and security agreement (Note 13), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. As of June 30, 2025, there were 76,336 warrants outstanding.

Warrant activity

A summary of warrant activity during the periods indicated is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	6,656,422	$3.10	4.66	$—
Granted	13,460,172	$0.65	4.99	$—
Exercised*	(6,580,086)	$0.65
Outstanding at June 30, 2025	13,536,508	$0.71	4.97	$—

* Note that these warrants had an initial exercise price of $3.00 per share and were modified during the three and six months ended June 30, 2025 to a new exercise price of $0.65 per share. Of the 6,580,086 shares received upon exercise of these warrants, 1,160,000 shares were held in abeyance at June 30, 2025.

10. Stockholders’ Equity

As of June 30, 2025, Rani Holdings held approximately 61% of the Class A Units of Rani LLC, and approximately 39% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. From the date of the Organizational Transactions to June 30, 2025, 5,378,539 Paired Interests and 362,821 non-corresponding Class A Units of Rani LLC were exchanged for an equal number of shares of the Company's Class A common stock. For each of the six months ended June 30, 2025 and 2024, certain of the Continuing LLC Owners executed an exchange of zero Paired Interests and zero and 83,377 non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently canceled and retired pursuant to the terms of the Rani LLC Agreement. In accordance with the Rani LLC Agreement, Rani LLC also issues a corresponding Class A Unit to Rani Holdings for each share of common stock issued by Rani Holdings. This increases Rani Holdings’ ownership in Rani LLC.

11. Stock-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	10,225,433	$5.52	8.18	$—
Granted	4,153,930	$0.83	9.85	$—
Canceled	(890,169)	$4.22
Balance at June 30, 2025	13,489,194	$4.16	7.96	$—
Exercisable at June 30, 2025	6,455,217	$6.54	6.62	$—
Nonvested at June 30, 2025	7,033,977	$2.01	9.19	$—

As of June 30, 2025, there was $12.9 million of unrecognized stock-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

The following table sets forth the weighted average assumptions used in estimating the fair value of stock option awards on the grant date:

June 30,
2025
Expected volatility	91.8%
Risk-free interest rate	4.16%
Expected term (in years)	5.9
Expected dividend yield	—%

Restricted Stock Units

A summary of restricted stock unit (“RSU”) activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2024	811,893	$7.08
Vested	(215,745)	$8.53
Forfeited	(111,065)	$6.34
Balance at June 30, 2025	485,083	$6.61

As of June 30, 2025, there was $2.9 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 1.6 years. The total fair value of RSUs vested was $0.1 million for the six months ended June 30, 2025.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense resulting from the grant of stock options, RSUs, RSAs, and the ESPP, recorded in the Company’s condensed consolidated statement of operations (in thousands):

	Six Months Ended June 30,
	2025	2024
Research and development	$2,227	$2,377
General and administrative	4,990	5,622
Total stock-based compensation	$7,217	$7,999

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

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners. As of June 30, 2025, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $23.4 million at June 30, 2025.

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

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026. The Loan principal is repayable in equal monthly installments beginning September 2024. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans includes customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At June 30, 2025, the effective interest rate on the Loans was 14.58% and there were no events of default during the six months ended June 30, 2025. The Company is also subject to certain covenants. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. As of June 30, 2025, the Company was in compliance with all applicable financial covenants under the Loan Agreement.

As of June 30, 2025, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2025 (remaining six months)	$7,500
2026	10,000
Total principal payments	$17,500
Less: amount representing debt discount	(271)
Total long-term debt	$17,229
Less: current portion of long-term debt	15,000
Total long-term debt, less current portion	$2,229

14. Income Taxes

The Company’s effective income tax rate was zero for each of the six months ended June 30, 2025 and 2024. As a result of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not more-likely-than-not to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets. There were no material changes to uncertain tax positions for the six months ended June 30, 2025 and 2024, and the Company does not anticipate material changes within the next twelve months.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(6,692)	$(6,805)	$(13,956)	$(14,288)
Denominator:
Weighted average Class A common share outstanding—basic and diluted*	36,542	26,324	34,999	26,179
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.18)	$(0.26)	$(0.40)	$(0.55)

* As of June 30, 2025 and 2024, the Company had 1,161,000 and 0 Class A common shares, respectively, held in abeyance included in basic loss per share given that they are issuable for no additional consideration (see Note 9 – Warrants for additional details).

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of June 30,
	2025	2024
Paired Interests	23,970	24,116
Stock options	13,489	10,536
Warrants	13,537	76
Non-corresponding Class A Units	1,124	1,262
Restricted stock units	485	984
Shares issuable pursuant to the ESPP	56	41
Restricted stock awards	—	18
	52,661	37,033

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the six months ended June 30, 2025. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

16. Subsequent Events

Securities Purchase Agreement

In July 2025, the Company entered into a securities purchase agreement, or the Purchase Agreement, with an institutional investor, relating to the issuance and sale of 4,354,000 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 3,146,000 shares of Class A common stock. The pre-funded warrants are exercisable immediately following the closing date of the Offering and have an unlimited term and an exercise price of $0.0001 per share. The Offering price was $0.40 per share of Class A common stock, and $0.3999 per pre-funded warrant for total gross proceeds of $3.0 million. After closing the Offering the institutional investor fully exercised all pre-funded warrants.

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

The following discussion contains references to calendar year 2024 and the three and six months ended June 30, 2025 and 2024, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC (“Rani LLC”) for the year ended December 31, 2024 and the three and six months ended June 30, 2025 and 2024, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiary.

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

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We have two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We have completed three Phase 1 clinical trials using the RaniPill GO. We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability. We have tested preclinically the RaniPill HC with multiple therapeutics, including antibodies and a peptide. We intend to initiate clinical testing of the RaniPill HC in the second half of 2025.

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

Financial Update

In May 2025, we entered into a letter agreement (the “Letter Agreement”) with an existing institutional investor (the “Equity Investor”) pursuant to which the Equity Investor exercised for cash all outstanding Series B and Series C warrants held by such Equity Investor at a reduced exercise price of $0.65 per share, for net proceeds of $3.9 million, in consideration for the issuance of a new Series D common stock warrant (the “Series D Warrant”) to purchase an aggregate of 13,160,172 shares of Class A common stock, $0.0001 par value per share (the “Class A Common Stock”).

In July 2025, we entered into a securities purchase agreement, or the Purchase Agreement, with an institutional investor, relating to the issuance and sale of 4,354,000 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 3,146,000 shares of Class A common stock (the “Offering”). The pre-funded warrants were exercisable immediately following the closing date of the Offering and have an unlimited term and an exercise price of $0.0001 per share. The Offering price was $0.40 per share of Class A common stock, and $0.3999 per pre-funded warrant for total gross proceeds of $3.0 million. After the closing the Offering, the institutional investor fully exercised all pre-funded warrants.

As of June 30, 2025, our cash, cash equivalents and marketable securities totaled $10.2 million (not including the proceeds from the Offering). We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Our existing capital resources, including the net proceeds from the Offering, will not be sufficient to enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates. We may seek to raise capital through equity offerings or debt financings, collaboration agreements, strategic transactions or other arrangements with other companies, or through other sources of financing. If we are not able to obtain additional financing as discussed above, or if we are unable to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

Nasdaq Listing Update

On June 20, 2025, we received a notice from Nasdaq that we no longer comply with the minimum bid price requirement for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On May 1, 2025, we received a notice from Nasdaq of the deficiency with regard to The Nasdaq Listing Rule 5450(b)(2)(A), which requires a company whose securities are listed on The Nasdaq Global Market under the “Market Value Standard” to maintain a minimum Market Value of Listed Securities (an “MVLS”) of $50,000,000. For additional information please see Risk Factor titled “We do not currently meet the requirements for continued listing on The Nasdaq Global Market. If we fail to meet the requirements for continued listing on The Nasdaq Global Market, trading in our common stock could be suspended and our common stock delisted from Nasdaq, which would have a negative effect on the price of our common stock and our ability to raise additional capital.”

Preclinical Update

In May 2025, we announced that we have entered a Research Collaboration in August 2024 for two molecules with undisclosed targets provided by Chugai Pharmaceutical Co., Ltd. The full analysis confirms the RaniPill® delivery demonstrated comparable bioavailability to the subcutaneous route of delivery for both molecules studied.

In March 2025, we announced preclinical data demonstrating bioequivalence of RT-114, a bispecific GLP-1/GLP-2 receptor agonist (PG-102) delivered orally via the RaniPill capsule (“RT-114”), to subcutaneously administered PG-102. RT-114 yielded a relative bioavailability of 111% compared to PG-102 delivered subcutaneously with comparable pharmacokinetic profiles and weight loss. RT-114 was well tolerated and was excreted without sequelae in all subjects. Average peak weight loss was the same in both groups with greater variability with subcutaneous dosing (6.7% ± 0.5% for RT-114 and 6.7% ± 2.2% for subcutaneous PG-102). In July 2025, the same set of data was presented at the ENDO conference in San Francisco, California. Collectively, these compelling nonclinical results provide a robust rationale for initiating clinical development of RT-114 as a first-in-class oral anti-obesity therapy.

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

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses
Research and development	5,505	6,115	(10.0)%
General and administrative	5,000	6,409	(22.0)%
Total operating expenses	$10,505	$12,524	(16.1)%
Loss from operations	(10,505)	(12,524)	(16.1)%
Other income (expense), net
Interest income and other, net	158	439	(64.0)%
Interest expense and other, net	(877)	(1,276)	(31.3)%
Net loss	$(11,224)	$(13,361)	(16.0)%
Net loss attributable to non-controlling interest	(4,532)	(6,556)	(30.9)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(6,692)	$(6,805)	(1.7)%

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended June 30,
	2025	2024
Payroll, stock-based compensation and related benefits	$4,029	$4,677
Facilities, materials and supplies	1,237	1,217
Third-party services	237	205
Other	2	16
Total	$5,505	$6,115

The decrease of $0.6 million in research and development expenses in the three months ended June 30, 2025, as compared to the same period in 2024, was primarily attributed to lower compensation costs of $0.6 million.

General and Administrative Expenses

The decrease of $1.4 million in general and administrative expenses in the three months ended June 30, 2025, as compared to the same period in 2024, was primarily attributed to lower compensation costs of $0.5 million and reduction of $0.6 million in third-party services and $0.3 million in other services.

Other Income (Expense), Net

The change in other income (expense), net, in the three months ended June 30, 2025, as compared to the same period in 2024, was de minimis.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Contract revenue	$172	$—	* %
Operating expenses
Research and development	12,075	13,700	(11.9)%
General and administrative	10,615	12,857	(17.4)%
Total operating expenses	$22,690	$26,557	(14.6)%
Loss from operations	(22,518)	(26,557)	(15.2)%
Other income (expense), net
Interest income and other, net	375	988	(62.0)%
Interest expense and other, net	(1,819)	(2,571)	(29.2)%
Net loss	$(23,962)	$(28,140)	(14.8)%
Net loss attributable to non-controlling interest	(10,006)	(13,852)	(27.8)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(13,956)	$(14,288)	(2.3)%

* Not meaningful

Contract Revenue

Contract revenue of $0.2 million for the six months ended June 30, 2025, was attributable to evaluation services performed for the evaluation agreement with Chugai. There was no contract revenue for the same period in 2024.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Six Months Ended June 30,
	2025	2024
Payroll, stock-based compensation and related benefits	$8,692	$10,425
Facilities, materials and supplies	2,653	2,600
Third-party services	713	648
Other	17	27
Total	$12,075	$13,700

The decrease of $1.6 million in research and development expenses in the six months ended June 30, 2025, as compared to the same period in 2024, was primarily attributed to lower compensation costs.

General and Administrative Expenses

The decrease of $2.2 million in general and administrative expenses in the six months ended June 30, 2025, as compared to the same period in 2024, was primarily attributed to lower compensation costs of $1.0 million and $1.1 million reduction in third-party services.

Other Income (Expense), Net

The change in other income (expense), net, in the six months ended June 30, 2025, as compared to the same period in 2024, was de minimis.

Liquidity and Capital Resources

Overview

We have incurred recurring losses and negative cash flows from operations since inception, including net loss of $24.0 million for six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $116.9 million and for six months ended June 30, 2025, had negative cash flows from operations of $13.9 million. As of June 30, 2025, our cash, cash equivalents and marketable securities totaled $10.2 million (not including proceeds from the Offering described below). We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. Our existing capital resources, will not be sufficient to enable us to initiate any pivotal clinical trials. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the six months ended June 30, 2025 are issued. If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our condensed consolidated financial statements, and investors may lose all or a part of their investment.

Financial Update

In July 2025, we entered into a securities purchase agreement, or the Purchase Agreement, with an institutional investor, relating to the issuance and sale of 4,354,000 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 3,146,000 shares of Class A common stock. The pre-funded warrants are exercisable immediately following the closing date of the Offering and have an unlimited term and an exercise price of $0.0001 per share. The Offering price was $0.40 per share of Class A common stock and $0.3999 per pre-funded warrant for total gross proceeds of $3.0 million. After closing of the Offering, the institutional investor fully exercised all pre-funded warrants.

In May 2025, we entered into the Letter Agreement with an existing institutional investor (the “Equity Investor”) pursuant to which the Investor exercised for cash all outstanding Series B and Series C warrants at a reduced exercise price of $0.65 per share in consideration for the Company’s issuance of a the Series D Warrant to purchase an aggregate of 13,160,172 shares of Class A common stock, $0.0001 par value per share with the exercise price of $0.65 per share.

In October 2024, we entered into the October Securities Purchase Agreement with the Equtiy Investor relating to the October Offering. The aggregate net proceeds from the October Offering totaled $9.4 million, after deducting placement agent fees and other offering expenses payable by us, and excluding potential proceeds, if any, from the exercise of the Series C common warrants issued in the October Offering. Pursuant to the October Offering, the Series A Warrants were cancelled. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In July 2024, we entered into the July Securities Purchase Agreement with the Equity Investor relating to the July Offering. The aggregate net proceeds from the July Offering totaled $8.9 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series B common warrants issued in the July Offering. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans was uncommitted and subject to certain conditions and is no longer available under the Loan Agreement. The Loan Agreement also contains various covenants and restrictive provisions. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. The Loan principal is repayable in equal monthly installments which began in September 2024. As of June 30, 2025, we were in compliance with all financial covenants under the Loan Agreement.

In addition, in August 2022, we entered into a Controlled EquitySM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (collectively, the “Agents”), pursuant to which we may offer and sell from time to time through the Agents up to $150.0 million of shares of our Class A common stock, in such share amounts as we may specify by notice to the Agents, in accordance with the terms and conditions set forth in the Sales Agreement (“ATM Sales”). As of June 30, 2025, we had not delivered any placement notices to either of the Agents and there had been no ATM Sales. In May 2025, we and Cantor agreed to terminate Cantor’s participation as an Agent under the Sales Agreement. Accordingly, H.C. Wainwright & Co., LLC.is now the sole Agent under the Sales Agreement.

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

The following table summarizes our cash, cash equivalents and marketable securities:

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$10,216	$3,762
Marketable securities	—	23,877
Total cash, cash equivalents and marketable securities	$10,216	$27,639

As of June 30, 2025, we had cash and cash equivalents and marketable securities of $10.2 million, compared to $27.6 million as of December 31, 2024. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the six months ended June 30, 2025 are issued. Our existing capital resources, will not be sufficient to fund our projected operating requirements for a twelve-month period from the issuance of our financial statements. If we are not able to raise additional funds to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our condensed consolidated financial statements, and investors may lose all or a part of their investment.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(13,945)	$(18,431)
Net cash provided by investing activities	23,942	16,819
Net cash (used in)/provided by financing activities	(3,543)	262
Net increase/(decrease) in cash, cash equivalents and restricted cash equivalents	$6,454	$(1,350)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $13.9 million, which was primarily attributable to a net loss of $24.0 million and net accretion and amortization of investments in marketable securities of $0.2 million, partially offset by stock-based compensation expense of $7.2 million and depreciation and amortization expense of $0.5 million. Additionally, there was an increase in accounts payable of $0.4 million, accrued expenses and other current liabilities of $0.6 million and a decrease in contract asset of $0.4 million and prepaid expenses and other current assets of $0.8 million in for the six months ended June 30, 2025.

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

Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities was $23.9 million, which primarily consisted of $26.8 million in proceeds from maturities of marketable securities partially offset by $2.7 million in purchases of marketable securities and $0.1 million in purchases of property and equipment.

For the six months ended June 30, 2024, net cash provided by investing activities was $16.8 million, which primarily consisted of $38.6 million in proceeds from maturities of marketable securities partially offset by $21.6 million in purchases of marketable securities.

Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was $3.7 million, which primarily consisted of repayment of debt of $7.5 million offset by the exercise of warrants of $3.9 million.

For the six months ended June 30, 2024, net cash provided by financing activities was $0.3 million, which primarily consisted of the issuance of common stock under employee stock purchase plan.

Contractual Obligations and Other Commitments

As of June 30, 2025, there have been no material changes to our contractual obligations and other commitments compared to those disclosed in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, our cash, cash equivalents and marketable securities totaled $10.2 million. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern and holders of our common stock could suffer a total loss of their investment. Our Board of Directors had initiated a review of alternatives, including potential strategic options, and of our financing strategy. Any failure or delay to obtain additional funding could force us to delay, limit or terminate our operations, make reductions in our workforce, liquidate all or a portion of our assets and/or seek protection under Chapter 7 or 11 of the United States Bankruptcy Code. Our existing capital resources will not be sufficient to enable us to initiate any pivotal clinical trials. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates, including RT-114, and seek regulatory approval thereof, to expand our manufacturing capabilities, and to commercialize any of our product candidates.

Based on our current planned operations, and in the absence of additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations, will not be sufficient to meet our operating and liquidity needs beyond late September 2025. If we are unable to raise additional funds and continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our audited financial statements, and investors may lose all or a part of their investment.

We may not be able to obtain additional funding on acceptable terms, or at all. As a result of geopolitical events, including the conflicts in Ukraine, Gaza and Iran, inflation, rising interest rates and other conditions, the global credit and financial markets have experienced volatility and disruptions. In addition, the report from our independent registered public accounting firm issued in connection with our Annual Report on Form 10-K contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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

Our Class A common stock is currently listed on The Nasdaq Global Market. We are required to meet specified requirements to maintain our listing on The Nasdaq Global Market, including, among others, a minimum bid price of $1.00 per share of our class A common stock under Nasdaq Listing Rule 5450(a)(1) (“Minimum Bid Price Requirement”) and a minimum market value of listed securities (“MVLS”), of $50,000,000 under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”).

On June 20, 2025, we received written notice from the Listing Qualifications Department (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based on the closing bid price of our Class A common stock, par value $0.0001 per share for the prior 30 consecutive business days we no longer comply with the Minimum Bid Price Requirement for continued listing on The Nasdaq Global Market (the “Bid Price Notice”). Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share. Under Nasdaq Listing Rule 5810(c)(3)(A), we are entitled to a 180-day period, ending on December 17, 2025, to rectify the deficiency. In order to do so, we must achieve and maintain a minimum bid price of at least $1 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance by December 17, 2025, the Bid Price Notice states that we will receive written notification that our securities are subject to delisting. Alternatively, we may be eligible for an additional 180-calendar day compliance period if we elect to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. If we do not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, then the common stock will be subject to delisting. We intend to monitor the closing bid price of our common stock and consider our available options to resolve the noncompliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with The Nasdaq Global Market’s continued listing requirements or that Nasdaq will grant us a further extension of time to regain compliance, if applicable.

On May 1, 2025, we received written notice from the Staff notifying us that we were not in compliance with the MVLS Requirement (the “MVLS Notice”). In accordance with the Nasdaq Listing Rules, we were granted 180 calendar days, or until October 28, 2025, to regain compliance with the MVLS Requirement. In order to do so, we must achieve and maintain an MVLS of at least $50,000,000 or more for a minimum of 10 consecutive business days. If we do not regain compliance with the MVLS Requirement by October 28, 2025, the MLVS Notice states that we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel. Alternatively, we may apply for a transfer of the listing of its securities to The Nasdaq Capital Market, provided that we then meet the continued listing requirements on The Nasdaq Capital Market. We are considering actions that we may take in response to the Notice to regain compliance with the continued listing requirements, but no decisions about a response have been made at this time. There can be no assurance that we will be able to regain compliance with the MVLS requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 1, 2025, our Board of Directors approved a retention program, pursuant to which certain executive officers and key employees (“Officers”), including our Chief Financial Officer, Svai Sanford, will receive cash retention payments (the “Retention Program”) subject to certain condition, including continuous employment through the end of the payment period. In connection with the adoption of the Retention Program, we have entered into, or expect to enter into, a Retention Agreement (the “Retention Agreements”) with each Officer, pursuant to which each Officer is entitled to receive cash payments equal to four months of their respective annual salaries, payable in two equal installments. Mr. Sanford’s aggregate retention payment is equal to $139,000.

Pursuant to the Retention Agreements, if an Officer is terminated for cause or resigns from employment for any reason prior to October 15, 2025, such Officer will be required to repay the pre-tax amount of the retention payment pursuant to the terms set forth in the Retention Agreements.

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

4.1	Form of Series D Common Stock Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Rani Therapeutics Holdings, Inc.

Date: August 7, 2025	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)