Form 10-Q
period 2025-09-30
Rani Therapeutics Holdings, Inc.
filed 2025-11-06
CIK 1856725

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 97,541,221 shares of Class A common stock, $0.0001 par value per share, outstanding, 23,970,359 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,124,194 shares of the registrant’s Class A common stock.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “aim,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the progress, timing, and focus of our current and future clinical trials in the United States and abroad, and the reporting of data from those trials;
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
•
our ability to selectively enter into strategic partnership and the expected potential benefits thereof, including our collaboration with Chugai Pharmaceuticals Co. Ltd.;
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
•
our ability to realize savings from any restructuring plans or cost-containment measures;
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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,144	$3,762
Contract asset	—	428
Marketable securities	—	23,877
Prepaid expenses and other current assets	811	1,677
Total current assets	4,955	29,744
Property and equipment, net	922	1,548
Operating lease right-of-use asset	4,017	5,096
Other assets	245	246
Total assets	$10,139	$36,634
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,467	$1,359
Accrued expenses and other current liabilities	2,091	2,073
Current portion of long-term debt	13,537	15,000
Current portion of operating lease liability	1,049	1,459
Total current liabilities	19,144	19,891
Long-term debt, less current portion	—	9,613
Operating lease liability, less current portion	2,968	3,637
Total liabilities	22,112	33,141
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 47,941 and 33,430 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 23,970 and 23,972 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	114,406	104,889
Accumulated other comprehensive gain	3	5
Accumulated deficit	(122,275)	(102,907)
Total stockholders' (deficit)/equity attributable to Rani Therapeutics Holdings, Inc.	(7,860)	1,992
Non-controlling interest	(4,113)	1,501
Total stockholders' (deficit)/equity	(11,973)	3,493
Total liabilities and stockholders' equity	$10,139	$36,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contract revenue	$—	$—	$172	$—
Operating expenses
Research and development	3,221	6,172	15,296	19,872
General and administrative	4,036	5,627	14,651	18,484
Total operating expenses	$7,257	$11,799	$29,947	$38,356
Loss from operations	(7,257)	(11,799)	(29,775)	(38,356)
Other income (expense), net
Interest income and other, net	68	414	443	1,403
Interest expense and other, net	(725)	(1,337)	(2,544)	(3,909)
Net loss	$(7,914)	$(12,722)	$(31,876)	$(40,862)
Net loss attributable to non-controlling interest	(2,502)	(5,939)	(12,508)	(19,791)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(5,412)	$(6,783)	$(19,368)	$(21,071)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.12)	$(0.24)	$(0.50)	$(0.78)
Weighted-average Class A common shares outstanding—basic and diluted	46,444	28,836	38,856	27,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(7,914)	$(12,722)	$(31,876)	$(40,862)
Other comprehensive loss
Net unrealized (loss) gain on marketable securities	—	24	(5)	37
Comprehensive loss	$(7,914)	$(12,698)	$(31,881)	$(40,825)
Comprehensive loss attributable to non-controlling interest	(2,502)	(5,928)	(12,510)	(19,774)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(5,412)	$(6,770)	$(19,371)	$(21,051)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ (DEFICIT)/Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' (Deficit)/Equity
Balance at December 31, 2024	33,430	$3	23,972	$2	$104,889	$5	$(102,907)	$1,501	$3,493
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	140	—	—	—	(23)	—	—	—	(23)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	1	—	—	(1)	—
Stock-based compensation	—	—	—	—	2,241	—	—	1,684	3,925
Net loss	—	—	—	—	—	—	(7,264)	(5,474)	(12,738)
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)	(6)
Balance at March 31, 2025	33,570	$3	23,972	$2	$107,108	$2	$(110,171)	$(2,293)	$(5,349)
Exercise of warrants issued in connection with the October 2024 and July 2024 Securities Purchase Agreement, net of issuance costs of $340	5,419	—	—	—	3,937	—	—	—	3,937
Warrant issued for services provided	—	—	—	—	152	—	—	—	152
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	44	—	—	—	(8)	—	—	—	(8)
Issuance of common stock under employee stock purchase plan	97	—	—	—	46	—	—	—	46
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	107	—	(2)	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(1,963)	—	—	1,963	—
Stock-based compensation	—	—	—	—	2,008	—	—	1,284	3,292
Net loss	—	—	—	—	—	—	(6,692)	(4,532)	(11,224)
Other comprehensive loss	—	—	—	—	—	1	—	—	1
Balance at June 30, 2025	39,237	$3	23,970	$2	$111,280	$3	$(116,863)	$(3,578)	$(9,153)
Issuance of common stock and pre-funded warrants in connection with the July 2025 Securities Purchase Agreement, net of issuance costs of $189	7,500	1	—	—	2,810	—	—	—	2,811
Exercise of pre-funded warrants	1,161	—	—	—	—	—	—	—	—
Warrant modification expense	—	—	—	—	15	—	—	—	15
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	43	—	—	—	(7)	—	—	—	(7)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(1,163)	—	—	1,163	—
Stock-based compensation	—	—	—	—	1,539	—	—	804	2,343
Issuance costs related to the October 2024 and July 2025 Securities Purchase Agreement	—	—	—	—	(68)	—	—	—	(68)
Net loss	—	—	—	—	—	—	(5,412)	(2,502)	(7,914)
Balance at September 30, 2025	47,941	$4	23,970	$2	$114,406	$3	$(122,275)	$(4,113)	$(11,973)

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

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(31,876)	$(40,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,560	12,040
Depreciation and amortization	714	762
Non-cash operating lease expense	1,427	1,332
Warrant issued for services provided	152	—
Warrant modification expense	15	—
Amortization of debt discount and issuance costs	174	174
Net accretion and amortization of investments in marketable securities	(158)	(940)
Loss on disposal of property and equipment	—	65
Changes in operating assets and liabilities:
Contract asset	428	—
Prepaid expenses and other current assets	866	341
Accounts payable	1,108	918
Accrued expenses and other current liabilities	8	61
Deferred revenue	—	600
Operating lease liabilities	(1,426)	(1,332)
Net cash used in operating activities	(19,008)	(26,841)
Cash flows from investing activities
Proceeds from maturities of marketable securities	26,750	57,250
Purchases of marketable securities	(2,720)	(39,725)
Purchases of property and equipment	(88)	(237)
Net cash provided by investing activities	23,942	17,288
Cash flows from financing activities
Proceeds from exercise of warrants for common stock, net of issuance costs of $408	3,869	—
Proceeds from issuance of common stock and pre-funded warrants in connection with the July 2025 Securities Purchase Agreement, net of issuance costs of $189	2,811	—
Proceeds from issuance of common stock and pre-funded warrants in connection with the July 2024 Securities Purchase Agreement, net of issuance costs of $1,117	—	8,883
Issuance of common stock under employee stock purchase plan	46	221
Proceeds from employee stock purchase plan	10	99
Proceeds from the exercise of stock options	—	51
Tax withholdings paid on behalf of employees for net share settlement	(38)	(38)
Repayment of debt	(11,250)	(1,250)
Net cash (used in)/provided by financing activities	(4,552)	7,966
Net increase/(decrease) in cash, cash equivalents and restricted cash equivalents	382	(1,587)
Cash, cash equivalents and restricted cash equivalents, beginning of period	4,262	6,364
Cash, cash equivalents and restricted cash equivalents, end of period	$4,644	$4,777
Supplemental disclosures of non-cash investing and financing activities
Interest income receivable included in prepaid expenses and other current assets	$13	$29
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,731
Exchanges of non-corresponding Class A Units of Rani LLC	$63	$298
Remeasurement of operating lease right-of-use assets	$—	$589

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

As part of the Organizational Transactions, the Company entered into a Registration Rights Agreement with certain individuals and entities that continued to hold economic nonvoting Class A units of Rani LLC (“Class A Units”), collectively referred to herein as the “Continuing LLC Owners”. The Continuing LLC Owners are entitled to exchange, subject to the terms of the Fifth Amended and Restated Limited Liability Company Agreement of Rani LLC (the “Rani LLC Agreement”), the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Rani LLC Agreement. As of September 30, 2025, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,124,194 shares of the Company’s Class A common stock.

Liquidity and Going Concern

The Company has incurred recurring losses since its inception, including net losses of $31.9 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had an accumulated deficit of $122.3 million, and for the nine months ended September 30, 2025, had negative cash flows from operations of $19.0 million. As of September 30, 2025, cash, cash equivalents, and restricted cash equivalents totaled $4.6 million. While these factors had raised substantial doubt about our ability to continue as a going concern, after September 30, 2025, as disclosed in more detail in Note 16, the Company entered into various financing agreements and a license and collaboration agreement in October 2025. The Company believes that the available cash in the Company's bank accounts, the proceeds from the closing of the Private Placement, the upfront payment from the Collaboration and License Agreement with Chugai, the proceeds received from Series D Warrant exercises, and impact of the Debt Conversion by the Lender are sufficient to alleviate substantial doubt about the Company's ability to continue as a going concern for at least the next twelve months from the date the condensed consolidated financial statements are issued.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2024. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2025.

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$4,144	$4,277
Restricted cash equivalents	500	500
Total cash, cash equivalents and restricted cash equivalents	$4,644	$4,777

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2025 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 provides disaggregated information about certain income statement costs and expenses. The guidance is effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents, and marketable securities by major investment category (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$2,323	$—	$—	$2,323
Total cash equivalents	2,323	—	—	2,323
Restricted cash equivalents:	500			500
Total cash equivalents and restricted cash equivalents	$2,823	—	—	$2,823

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$404	$—	$—	$404
Total cash and cash equivalents	404	—	—	404
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	904	—	—	904
Marketable securities:
U.S. Treasuries and agencies	24,871	5	—	24,876
Total cash equivalents, restricted cash equivalents and marketable securities	$25,775	$5	$—	$25,780

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of September 30, 2025, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at September 30, 2025. As of September 30, 2025 and December 31, 2024, interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet was de minimis.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of inputs used in such measurements (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,323	$—	$—	$2,323
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	—	—	—	—
Total assets	$2,823	$—	$—	$2,823

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$404	$—	$—	$404
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	24,876	—	—	24,876
Total assets	$25,780	$—	$—	$25,780

Level 1 financial instruments are comprised of investments in money market funds. There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued interest	$1,255	$931
Accrued professional fees	138	107
Payroll and related costs	154	353
Accrued rent	334	329
Accrued preclinical and clinical trial costs	77	70
Other	133	283
Total accrued expenses and other current liabilities	$2,091	$2,073

6. Evaluation and Collaborative Arrangements

Evaluation Arrangement

In August 2024, the Company entered into a contract with Chugai Pharmaceutical Co., Ltd. ("Chugai") to conduct evaluation services of certain Chugai compounds for oral delivery using the RaniPill HC, which was concluded to be a single performance obligation with an enforceable right to payment. Chugai paid the Company an up-front payment of $0.6 million upon execution of the contract. Upon completion of the evaluation services, in April 2025, the Company was paid a final $0.6 million for an aggregate total of $1.2 million due under the contract. For the three and nine months ended September 30, 2025, $0 and $0.2 million in contract revenue were recognized for evaluation services performed, respectively.

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

The Company determined that the Collaboration Agreement is not a contract with a customer and is therefore accounted for under ASC Topic 808. The Company evaluates the presentation of amounts due from ProGen based on the nature of each separate activity. Reimbursements from ProGen are recognized as contra-research and development expense on the Consolidated Statement of Operations once earned and collectability is assured. For the three and nine months ended September 30, 2025, reimbursement due from ProGen recorded as contra-research and development expense was de minimis.

7. Related Party Transactions

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family. The founder and Chairman is the father of the Company’s Chief Executive Officer. The Company’s Chief Scientific Officer is also the brother of the founder and Chairman and thus uncle of the Company’s Chief Executive Officer.

Service Agreements

In June 2021, Rani LLC entered into a service agreement with ICL effective retrospectively to January 1, 2021, and subsequently amended such agreement in March 2022 (as amended, the "Rani LLC-ICL Service Agreement"), pursuant to which Rani LLC and ICL agreed to provide personnel services to the other upon requests. Under the amendment in March 2022, Rani LLC had the right to occupy certain facilities leased by ICL in Milpitas, California and San Antonio, Texas (“Occupancy Services”) for general office, research and development, and light manufacturing. The Rani LLC-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated. Except for the Occupancy Services, Rani LLC or ICL may terminate services under the Rani LLC-ICL Service Agreement upon 60 days' notice to the other party. The Rani LLC-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. Costs are billed or charged on a monthly basis by ICL or Rani LLC, respectively. The Occupancy Services for the facility in Milpitas, California expired in August 2024. The Occupancy Services for the facility in San Antonio, Texas terminated in June 2024.

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$180	$201	$546	$768
General and administrative	(11)	41	(38)	187
Total	$169	$242	$508	$955

As of September 30, 2025, one of the Company's facilities was owned by an entity affiliated with the Company’s Chairman (Note 8). The Company pays for the use of this facility through the RMS-ICL Service Agreement.

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

Tax Receivable Agreement

Certain parties to the tax receivable agreement (“TRA”), entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to ICL and the other Continuing LLC Owners 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. During each of the nine months ended September 30, 2025 and 2024, these parties to the TRA exchanged zero Paired Interests that resulted in tax benefits subject to the TRA.

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

During each of the nine months ended September 30, 2025 and 2024, there were no exchanges of Paired Interest of shares of the Company's Class A common stock between the related parties that are party to the Rani LLC Agreement.

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

The Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In April 2022, RMS assigned the RMS-ICL Service Agreement to Rani LLC. In December 2022, RMS was dissolved. In March 2024, the Company entered into an amendment to increase the Occupancy Services from 23,000 square feet to 24,000 square feet. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminates occupancy under the RMS-ICL Service Agreement upon six months’ notice. In January 2024, the Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period through 2025. The Company accounted for the renewal option as a lease modification that did not result in a separate contract and recognized the additional right-of-use asset and corresponding lease liabilities associated with the Rani LLC-ICL Service Agreement in its condensed consolidated balance sheet.

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

The Company's leases are accounted for as operating leases and require certain fixed payments of real estate taxes and insurance in addition to future minimum lease payments, and certain variable payments of common area maintenance costs and building utilities. Variable lease payments are expensed in the period in which the obligation for those payments is incurred. These variable lease costs are payments that vary in amount beyond the commencement date, for reasons other than passage of time. Variable lease payments are excluded from the total operating lease expense and are immaterial for the periods presented.

Supplemental information on the Company’s condensed consolidated balance sheet and statements of cash flows as of September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, respectively, related to the Company's leases was as follows (in thousands):

	September 30,
	2025	2024
Weighted-average remaining lease term (in years)	3.4	4.1
Weighted-average discount rate	10.4%	10.4%

	Nine Months Ended September 30,
	2025	2024
Cash flows
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$1,426	$1,015

As of September 30, 2025, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands), excluding short-term leases:

Year ending December 31,
2025 (remaining three months)	$475
2026	1,229
2027	1,278
2028	1,330
2029	458
Total undiscounted future minimum lease payments	$4,770
Less: Imputed interest	(753)
Total operating lease liability	$4,017
Less: Current portion of operating lease liability	1,049
Operating lease liability, less current portion	$2,968

9. Warrants

In July 2025, the Company entered into a securities purchase agreement (the "July 2025 Securities Purchase Agreement"), with an institutional investor, relating to the issuance and sale of 4,354,000 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 3,146,000 shares of Class A common stock. The pre-funded warrants are exercisable immediately following the closing date of the offering and have an unlimited term and an exercise price of $0.0001 per share. The offering price was $0.40 per share of Class A common stock, and $0.3999 per pre-funded warrant for total gross proceeds of $3.0 million. The Company incurred issuance costs of approximately $0.2 million. Shortly after closing of the offering, the institutional investor fully exercised all pre-funded warrants.

In May 2025, in conjunction with a service agreement, the Company issued warrants to purchase 300,000 shares of the Company's Class A common stock, $0.0001 par value per share ("Service Warrants") to a third party vendor. The value of the warrants was expensed immediately as a general and administrative cost. The warrants are exercisable for a period of five years from the issuance date, at an exercise price per share equal to $0.70. The warrants include certain rights upon “fundamental transactions,” as described in the warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable warrants on the date of the consummation of the fundamental transactions. As of September 30, 2025, all of the Service Warrants were outstanding.

In May 2025, the Company entered into a letter agreement (the “Letter Agreement”) with an existing institutional investor (the “Equity Investor”) pursuant to which the Equity Investor exercised for cash all outstanding Series B and Series C warrants at a reduced exercise price of $0.65 per share, for net proceeds of $3.9 million in consideration for the Company’s issuance of a new Series D common stock warrant (the “Series D Warrant”) to purchase an aggregate of 13,160,172 shares of Class A common stock, $0.0001 par value per share (the “Class A Common Stock”). Modification accounting was only performed on the warrants that were actually exercised pursuant to the Letter Agreement as it represented a short-term inducement. The Company remeasured the warrants at the reduced exercise price and recognized $0 and $1.3 million inducement charge in the unaudited condensed consolidated statements of changes in stockholders' (deficit)/equity for the three months and nine months ended September 30, 2025, respectively.

The Series D Warrants are exercisable immediately following stockholder approval, and will expire five years from the date of stockholder approval and have an exercise price of $0.65 per share. The Series D Warrants include certain rights upon “fundamental transactions,” as described in the Series D Warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series D Warrants on the date of the consummation of the fundamental transactions. As of September 30, 2025, there were 13,160,172 Series D Warrants outstanding.

Pursuant to the terms of the Letter Agreement, in the event that the exercise of the Series B and Series C warrants would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. Accordingly, an aggregate of 1,161,000 shares of common stock were held in abeyance (the “Abeyance Shares”) with such Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The Abeyance Shares were to be held until notice is received by the holder that the balance of the shares of common stock may be issued in compliance with such beneficial ownership limitations and may be exercised pursuant to a notice of exercise from the holder. The Abeyance Shares were subsequently released during July 2025.

In October 2024, the Company entered into a securities purchase agreement (the “October Securities Purchase Agreement”) with the Equity Investor relating to the issuance and sale of: (i) 3,000,000 shares of its Class A common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (iii) Series C common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock (the “October Offering”). Pursuant to the October Securities Purchase Agreement, Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued in connection with the July securities purchase agreement were cancelled. The pre-funded warrants were exercisable immediately and had an unlimited term and an exercise price of $0.0001 per share. The Series C common warrants were exercisable immediately following the closing date and were to expire five years from the date of issuance and originally had an exercise price of $3.00 per share. The Series C warrants included certain rights upon “fundamental transactions,” as described in the Series C warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series C warrants on the date of the consummation of the fundamental transactions. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds. As of September 30, 2025, all Series C warrants had been fully exercised.

In July 2024, the Company entered into a securities purchase agreement (the “July Securities Purchase Agreement”) with the Equity Investor relating to the issuance and sale of: (i) 2,800,000 shares of Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock (the “July Offering”). Pursuant to the October Securities Purchase Agreement, the Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued were cancelled. The Series B warrants were exercisable following the six-month anniversary of the closing date and were to expire five and a half years from the date of issuance and had an exercise price of $3.08 per share. The Series B warrants included certain rights upon “fundamental transactions,” as described in the Series B warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series B warrants on the date of the consummation of the fundamental transactions. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds. As of September 30, 2025, all Series B warrants had been fully exercised.

In August 2022, in conjunction with a loan and security agreement (Note 13), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. In September 2025, the Company modified the exercise price of the warrants to $0.50 in consideration for a deferral of a principal repayment due in October 2025. There were no other changes to the terms of the warrant agreement. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized additional charge of approximately $15 thousand in the unaudited condensed consolidated statements for the three months and nine months ended September 30, 2025. As of September 30, 2025, there were 76,336 warrants outstanding.

Warrant activity

A summary of warrant activity during the periods indicated is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024†	6,656,422	$3.10	4.66	$—
Granted	13,460,172	$0.65	4.99	$—
Exercised*	(6,580,086)	$0.65
Outstanding at September 30, 2025	13,536,508	$0.65	4.72	$38

† Included in the December 31, 2024 balance are 76,336 warrants with an exercise price of $11.79 per share, which were modified in the three and nine months ended September 30, 2025 to subsequently have an exercise price of $0.50 per share.

* Note that these warrants had an initial exercise price of $3.00 per share and were modified in May 2025 to a new exercise price of $0.65 per share.

10. Stockholders’ Equity

As of September 30, 2025, Rani Holdings held approximately 66% of the Class A Units of Rani LLC, and approximately 34% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. From the date of the Organizational Transactions to September 30, 2025, 5,378,539 Paired Interests and 362,821 non-corresponding Class A Units of Rani LLC were exchanged for an equal number of shares of the Company's Class A common stock. For each of the nine months ended September 30, 2025 and 2024, certain of the Continuing LLC Owners executed an exchange of zero Paired Interests and zero and 83,377 non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently canceled and retired pursuant to the terms of the Rani LLC Agreement. In accordance with the Rani LLC Agreement, Rani LLC also issues a corresponding Class A Unit to Rani Holdings for each share of common stock issued by Rani Holdings. This increases Rani Holdings’ ownership in Rani LLC.

11. Stock-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	10,225,433	$5.52	8.18	$—
Granted	4,273,930	$0.82	9.61	$—
Canceled	(1,632,284)	$4.81
Outstanding at September 30, 2025	12,867,079	$4.05	8.11	$—
Exercisable at September 30, 2025	6,396,853	$6.21	7.20	$—
Nonvested at September 30, 2025	6,470,226	$1.92	9.01

As of September 30, 2025, there was $8.4 million of unrecognized stock-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

The following table sets forth the weighted average assumptions used in estimating the fair value of stock option awards on the grant date:

September 30,
2025
Expected volatility	91.9%
Risk-free interest rate	4.15%
Expected term (in years)	5.9
Expected dividend yield	—%

Restricted Stock Units

A summary of restricted stock unit (“RSU”) activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Unvested balance at December 31, 2024	811,893	$7.08
Vested	(273,546)	$7.88
Forfeited	(122,042)	$6.44
Unvested balance at September 30, 2025	416,305	$6.75

As of September 30, 2025, there was $2.0 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 1.3 years. The total fair value of RSUs vested was $0.1 million for the nine months ended September 30, 2025.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense resulting from the grant of stock options, RSUs, RSAs, and the ESPP, recorded in the Company’s condensed consolidated statement of operations (in thousands):

	Nine Months Ended September 30,
	2025	2024
Research and development	$3,086	$3,563
General and administrative	6,474	8,477
Total stock-based compensation	$9,560	$12,040

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

Tax Receivable Agreement

The Company is party to a TRA with certain of the Continuing LLC Owners. As of September 30, 2025, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC subject to the TRA, the TRA payable would range from zero to $23.4 million at September 30, 2025.

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

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026. The Loan principal is repayable in equal monthly installments beginning September 2024. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans include customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. At September 30, 2025, the effective interest rate on the Loans was 14.60% and there were no events of default during the nine months ended September 30, 2025. The Company is also subject to certain covenants. There have been no material adverse events in connection with the Loan Agreement and the substantial doubt regarding our ability to continue as a going concern does not currently constitute a material adverse event under the terms of the Loan Agreement. As of September 30, 2025, the Company was in compliance with all applicable financial covenants under the Loan Agreement.

As of September 30, 2025, future principal payments for the Company’s debt are as follows (in thousands):

Year ending December 31,
2025 (remaining three months)	$3,750
2026	10,000
Total principal payments	$13,750
Less: amount representing debt discount	(213)
Total long-term debt	$13,537
Less: current portion of long-term debt	13,537
Total long-term debt, less current portion	$-

In October 2025, concurrently with the Company’s Private Placement financing, the Lender converted $6.0 million of the Loans into equity on the same terms as other investors in the Private Placement. Refer to the subsequent event in Note 16.

14. Income Taxes

The Company’s effective income tax rate was zero for each of the nine months ended September 30, 2025 and 2024. As a result of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not more-likely-than-not to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets. There were no material changes to uncertain tax positions for the nine months ended September 30, 2025 and 2024, and the Company does not anticipate material changes within the next twelve months.

Recent Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The OBBBA has varying effective dates, with certain provisions effective in 2025 and others with multiple effective dates through 2027. We have evaluated the potential impact of this legislation and expect it to result primarily in a timing difference, with no material impact on our effective tax rate.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(5,412)	$(6,783)	$(19,368)	$(21,071)
Denominator:
Weighted average Class A common share outstanding—basic and diluted	46,444	28,836	38,856	27,071
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.12)	$(0.24)	$(0.50)	$(0.78)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of September 30,
	2025	2024
Paired Interests	23,970	24,116
Stock options	12,867	10,296
Warrants	13,537	6,570
Non-corresponding Class A Units	1,124	1,262
Restricted stock units	416	893
Shares issuable pursuant to the ESPP	56	41
Restricted stock awards	—	11
	51,970	43,189

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the nine months ended September 30, 2025. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

16. Subsequent Events

Collaboration and License Agreement

In October 2025, the Company and Chugai Pharmaceutical Co., Ltd. (“Chugai”) entered into a Collaboration and License Agreement (the “Collaboration and License Agreement”). Under the Collaboration and License Agreement, the Company and Chugai will collaborate to develop, manufacture, seek regulatory approvals for and, if approved, commercialize a product (the “Product”) combining Chugai’s antibody (the “Compound”), which is in development for hemophilia, and the RaniPill HC oral delivery device

(the “Device”) for use in humans. Under the Collaboration and License Agreement, the Company is entitled to receive a $10.0 million upfront payment within 30 days of Chugai receiving an invoice for the upfront payment after closing. The Company is eligible to receive up to $18.0 million in technology transfer milestones, up to $57.0 million in development milestones, up to $100.0 million in a series of sales-based milestones, contingent upon approval and the commercial success of the product, and single digit royalties on net sales upon approval and successful commercialization of the Product.

Private Placement

In October 2025, the Company entered into a securities purchase agreement with (i) certain institutional and accredited investors (the “Institutional Investors”) and (ii) Mir Imran, chairman of the Company’s Board of Directors (the “Affiliated Investor” and, together with the Institutional Investors, each, a “Purchaser” and, together, the “Purchasers”), pursuant to which the Company issued and sold in a private placement (the “Private Placement”) (i) 42,633,337 shares (the “Shares”) of its Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) warrants to purchase up to an aggregate of 125,000,004 shares of Class A Common Stock or prefunded warrants (the “Common Warrants”) and (iii) pre-funded warrants to purchase up to an aggregate of 82,366,667 shares of Class A Common Stock (the “Pre-Funded Warrants”). The purchase price of the Shares to the Institutional Investors is $0.48 per share; and the purchase price of the Shares to the Affiliated Investor is $0.605 per share. The purchase price of the Pre-Funded Warrants to the Purchasers is $0.4799 per Pre-Funded Warrant. The aggregate gross proceeds to the Company from the closing of the Private Placement are approximately $60.3 million (including conversion of the Loan amount of $6.0 million), before deducting placement agent fees of approximately $3.0 million and other expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Common Warrants.

The Common Warrants will become exercisable following the effective date of stockholder approval and have a term of five years following the initial exercise date. The Common Warrants purchased by the Purchasers have an exercise price of $0.48 per share. The Pre-Funded Warrants are exercisable immediately following the closing, have an unlimited term and an exercise price of $0.0001 per share. The Company also agreed to seek approval from its stockholders for the issuance of the shares issuable upon exercise of the Common Warrants within 75 days following the closing date of the Private Placement.

The Company's chairman of the Board of Directors participated in the Private Placement and purchased 2,083,334 Shares and 2,083,334 Common Warrants for the aggregate purchase price of $1.3 million.

Registration Rights Agreement

In October 2025, the Company entered into a registration rights agreement with the Purchasers (the “Registration Rights Agreement”), pursuant to which the Company agreed to file registration statements under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission, covering the resale of the Shares to be issued in the Private Placement and the shares of Class A Common Stock underlying the Common Warrants and Pre-Funded Warrants no later than 15 days following the Closing date, and to use reasonable best efforts to have the registration statement declared effective 45 days after the Closing date, and in any event no later than 90 days following the Closing date in the event of a “full review” by the SEC.

Debt Conversion

In October 2025, the Company and the Lender entered into an amendment to the Loan Agreement (the “LSA Amendment”), pursuant to which the Lender agreed, among other things, to convert $6.0 million of outstanding Loans into 12,500,000 Shares (or Pre-Funded Warrants in lieu thereof) in connection with the Private Placement and receive warrants to purchase up to 12,500,000 shares of Class A Common Stock (or Pre-Funded Warrants in lieu thereof), on the same terms as the Purchasers. Refer to Note 13 for the Loan Agreement previously entered.

Series D Warrant Exercises

In October 2025, pursuant to the Letter Agreement entered in May 2025 (Note 9), the Equity Investor exercised the Series D Warrants to purchase 6,967,150 shares of Class A Common Stock for the aggregate exercise price of $4.5 million. As a result of the exercise, 6,193,022 Series D Warrants remained outstanding. The Company received cash proceeds of $4.5 million as a result of the exercise.

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

The following discussion contains references to calendar year 2024 and the three and nine months ended September 30, 2025 and 2024, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC (“Rani LLC”) for the year ended December 31, 2024 and the three and nine months ended September 30, 2025 and 2024, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refers to the Company and its consolidated subsidiary.

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

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We have two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We have completed three Phase 1 clinical trials using the RaniPill GO. We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability. We have tested preclinically the RaniPill HC with multiple therapeutics, including antibodies and a peptide. We intend to initiate clinical testing of the RaniPill HC by the end of 2025.

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

In July 2025, we entered into the July 2025 Securities Purchase Agreement with an institutional investor, relating to the issuance and sale of 4,354,000 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 3,146,000 shares of Class A common stock (the “Offering”). The pre-funded warrants were exercisable immediately following the closing date of the Offering and have an unlimited term and an exercise price of $0.0001 per share. The Offering price was $0.40 per share of Class A common stock, and $0.3999 per pre-funded warrant for total gross proceeds of $3.0 million. After the closing the Offering, the institutional investor fully exercised all pre-funded warrants.

As of September 30, 2025, our cash, cash equivalents, and restricted cash equivalents totaled $4.6 million. In October 2025, we entered into a securities purchase agreement pursuant to which we sold in the Private Placement (i) 42,633,337 shares of our Class A Common Stock, (ii) warrants to purchase up to an aggregate of 125,000,004 shares of Class A Common Stock or pre-funded warrants (the “Common Warrants”), and (iii) pre-funded warrants to purchase up to an aggregate of 82,366,667 shares of Class A Common Stock (the “Pre-Funded Warrants”) for the aggregate purchase price of approximately $60.3 million (including conversion of the Loan amount of $6.0 million described below).

The Common Warrants will become exercisable following the effective date of stockholder approval and have a term of five years following the initial exercise date. The Common Warrants have an exercise price of $0.48 per share. The Pre-Funded Warrants are exercisable immediately, have an unlimited term and an exercise price of $0.0001 per share. We also agreed to seek approval from our stockholders for the issuance of the shares issuable upon exercise of the Common Warrants within 75 days following the closing date of the Private Placement.

In October 2025, we entered into the LSA Amendment with the Lender, pursuant to which the Lender, among other things, converted $6.0 million of outstanding Loans into 12,500,000 shares of our Class A Common Stock (or Pre-Funded Warrants in lieu thereof) and Common Warrants to purchase up to 12,500,000 shares of Class A Common Stock (or Pre-Funded Warrants in lieu thereof), on the same terms as other investors in the Private Placement.

We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates. We may seek to raise capital through equity offerings or debt financings, collaboration agreements, strategic transactions or other arrangements with other companies, or through other sources of financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. We may not be able to raise additional financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Preclinical Update

In May 2025, we announced that we have entered a Research Collaboration in August 2024 for two molecules with undisclosed targets provided by Chugai Pharmaceutical Co., Ltd. The full analysis confirms the RaniPill® delivery demonstrated comparable bioavailability to the subcutaneous route of delivery for both molecules studied.

In March 2025, we announced preclinical data demonstrating bioequivalence of RT-114, a bispecific GLP-1/GLP-2 receptor agonist (PG-102) delivered orally via the RaniPill capsule (“RT-114”), to subcutaneously administered PG-102. RT-114 yielded a relative bioavailability of 111% compared to PG-102 delivered subcutaneously with comparable pharmacokinetic profiles and weight loss. RT-114 was well tolerated and was excreted without sequelae in all subjects. Average peak weight loss was the same in both groups with greater variability with subcutaneous dosing (6.7% ± 0.5% for RT-114 and 6.7% ± 2.2% for subcutaneous PG-102). In July 2025, the same set of data was presented at the ENDO conference in San Francisco, California. Collectively, these compelling nonclinical results provide a robust rationale for initiating clinical development of RT-114 as a first-in-class oral anti-obesity therapy. We plan to initiate a Phase 1 trial for RT-114 by the end of 2025. The upcoming trial will evaluate safety, tolerability, and pharmacokinetics, laying the groundwork for future development phases.

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

Collaboration and License Agreement

In October 2025, we entered into the Collaboration and License Agreement with Chugai to develop, manufacture, seek regulatory approvals for and, if approved, commercialize the Product combining Chugai’s Compound, which is in development for hemophilia, and the Device for use in humans. Under the Collaboration and License Agreement, we are entitled to receive a $10.0 million upfront payment within 30 days of Chugai receiving an invoice for the upfront payment after closing. We would be eligible to receive up to $18.0 million in technology transfer milestones, up to $57.0 million in development milestones, up to $100.0 million in a series of sales-based milestones, contingent upon approval and the commercial success of the product, and single digit royalties on net sales upon approval and successful commercialization of the Product.

In accordance with a development plan, the parties will share responsibility for the development of the Product worldwide, with Chugai leading and having sole responsibility for clinical, regulatory, and commercial activities. The parties will allocate preclinical, Chemistry Manufacturing and Controls, and manufacturing and supply activities between each other, with Chugai being primarily responsible for development of the Compound and us being primarily responsible for development of the Device and Product.

Under the Collaboration and License Agreement, the Company granted Chugai an exclusive, worldwide right and license to certain intellectual property owned by us to research, develop, register, manufacture, use, sell, offer to sell, import, export, commercialize, and market the Product. Chugai granted us a non-exclusive, worldwide right and license to certain intellectual property owned by Chugai to manufacture and supply the Device and Product to Chugai and to perform its activities under the Collaboration and License Agreement. Both parties have the right to sublicense subject to certain conditions.

In addition, Chugai has a one-time limited option to replace the Compound with a different compound subject to certain terms and conditions, a time-limited right of first refusal with respect to a select group of additional targets, and a time-limited option to extend its rights to up to five of the additional drug targets under similar deal terms as the Collaboration and License Agreement.

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

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses
Research and development	3,221	6,172	(47.8)%
General and administrative	4,036	5,627	(28.3)%
Total operating expenses	$7,257	$11,799	(38.5)%
Loss from operations	(7,257)	(11,799)	(38.5)%
Other income (expense), net
Interest income and other, net	68	414	(83.6)%
Interest expense and other, net	(725)	(1,337)	(45.8)%
Net loss	$(7,914)	$(12,722)	(37.8)%
Net loss attributable to non-controlling interest	(2,502)	(5,939)	(57.9)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(5,412)	$(6,783)	(20.2)%

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended September 30,
	2025	2024
Payroll, stock-based compensation and related benefits	$2,245	$4,623
Facilities, materials and supplies	956	1,357
Third-party services	18	173
Other	2	19
Total	$3,221	$6,172

The decrease of $3.0 million in research and development expenses in the three months ended September 30, 2025, as compared to the same period in 2024, was primarily attributed a $2.4 million reduction in compensation costs resulting from lower headcount, a $0.4 million decrease in expenses related to facilities, materials and supplies, and a $0.2 million decrease in third-party services. These reductions reflect cost containment efforts, including the temporary pause of certain R&D programs. We anticipate the R&D expenses to increase in future periods as we resume these programs and continue to invest in product development.

General and Administrative Expenses

The decrease of $1.6 million in general and administrative expenses in the three months ended September 30, 2025, as compared to the same period in 2024, was primarily attributed to lower compensation costs of $1.3 million and a reduction of $0.3 million in third-party services.

Other Income (Expense), Net

The decrease of $0.3 million in other income (expense), net, in the three months ended September 30, 2025, as compared to the same period in 2024, was primarily attributed to a decrease in interest income of $0.3 million from our investments, offset by a decrease in interest expenses of $0.6 million.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Contract revenue	$172	$—	* %
Operating expenses
Research and development	15,296	19,872	(23.0)%
General and administrative	14,651	18,484	(20.7)%
Total operating expenses	$29,947	$38,356	(21.9)%
Loss from operations	(29,775)	(38,356)	(22.4)%
Other income (expense), net
Interest income and other, net	443	1,403	(68.4)%
Interest expense and other, net	(2,544)	(3,909)	(34.9)%
Net loss	$(31,876)	$(40,862)	(22.0)%
Net loss attributable to non-controlling interest	(12,508)	(19,791)	(36.8)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(19,368)	$(21,071)	(8.1)%

* Not meaningful

Contract Revenue

Contract revenue of $0.2 million for the nine months ended September 30, 2025, was attributable to evaluation services performed for the evaluation agreement with Chugai. There was no contract revenue for the same period in 2024.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Nine Months Ended September 30,
	2025	2024
Payroll, stock-based compensation and related benefits	$10,937	$15,048
Facilities, materials and supplies	3,609	3,957
Third-party services	731	820
Other	19	47
Total	$15,296	$19,872

The decrease of $4.6 million in research and development expenses in the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily attributed to a $4.1 million reduction in compensation costs resulting from lower headcount, a $0.4 million of reduced spending on material and supplies, and a $0.1 million decrease in third-party services.

General and Administrative Expenses

The decrease of $3.8 million in general and administrative expenses in the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily attributed to lower compensation costs of $2.3 million, $1.4 million reduction in third-party services, and $0.1 million reduction in other expenses.

Other Income (Expense), Net

The decrease of $0.4 million in other income (expense), net, in the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily attributed to a decrease in interest income of $1.0 million from our investments, offset by a decrease in interest expenses of $1.4 million.

Liquidity and Capital Resources

Overview

We have incurred recurring losses and negative cash flows from operations since inception, including net loss of $31.9 million for nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $122.3 million and for nine months ended September 30, 2025, had negative cash flows from operations of $19.0 million. As of September 30, 2025, our cash, cash equivalents, and restricted cash equivalents totaled $4.6 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As disclosed in more detail below, we have entered into various financing agreements and a license and collaboration agreement in October 2025. We believe that the proceeds from the closing of the Private Placement, the upfront payment from the Collaboration and License Agreement with Chugai, the proceeds received from Series D Warrant exercises, and the impact of the Debt Conversion provide sufficient capital resources to meet our operating obligations for at least twelve months from the date the condensed consolidated financial statements are issued. Our management believes that the going concern doubt in our 2024 10-K and previous quarterly reports on Form 10-Q has been alleviated.

Financial Update

In October 2025, we entered into a securities purchase agreement pursuant to which we sold in the Private Placement (i) 42,633,337 shares of our Class A Common Stock, (ii) warrants to purchase up to an aggregate of 125,000,004 shares of Class A Common Stock or pre-funded warrants (the “Common Warrants”) and (iii) pre-funded warrants to purchase up to an aggregate of 82,366,667 shares of Class A Common Stock (the “Pre-Funded Warrants”), for the aggregate purchase price of approximately $60.3 million (including conversion of the Loan amount of $6.0 million described below).

The Common Warrants will become exercisable following the effective date of stockholder approval and have a term of five years following the initial exercise date. The Common Warrants have an exercise price of $0.48 per share. The Pre-Funded Warrants are exercisable immediately, have an unlimited term and an exercise price of $0.0001 per share. We also agreed to seek approval from our stockholders for the issuance of the shares issuable upon exercise of the Common Warrants within 75 days following the closing date of the Private Placement

In October 2025, we entered into the LSA Amendment with the Lender, pursuant to which the Lender, among other things, converted $6.0 million of outstanding Loans into 12,500,000 shares of our Class A Common Stock (or Pre-Funded Warrants in lieu thereof) and Common Warrants to purchase up to 12,500,000 shares of Class A Common Stock (or Pre-Funded Warrants in lieu thereof), on the same terms as other investors in the Private Placement.

In October 2025, we entered into the Collaboration and License Agreement with Chugai to develop, manufacture, seek regulatory approvals for and, if approved, commercialize the Product combining Chugai’s Compound, which is in development for hemophilia, and the Device for use in humans. Under the Collaboration and License Agreement, the Company will receive a $10.0 million upfront payment within 30 days of Chugai receiving an invoice for the upfront payment after closing. We are eligible to receive up to $18.0 million in technology transfer milestones, up to $57.0 million in development milestones, up to $100.0 million in a series of sales-based milestones, contingent upon approval and the commercial success of the product, and single digit royalties on net sales, contingent on approval and commercialization of the Product.

In July 2025, we entered into the July Securities Purchase Agreement with an institutional investor, relating to the issuance and sale of 4,354,000 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 3,146,000 shares of Class A common stock. The pre-funded warrants are exercisable immediately following the closing date of the Offering and have an unlimited term and an exercise price of $0.0001 per share. The Offering price was $0.40 per share of Class A common stock and $0.3999 per pre-funded warrant for total gross proceeds of $3.0 million. After closing of the Offering, the institutional investor fully exercised all pre-funded warrants.

In May 2025, we entered into the Letter Agreement with an existing institutional investor (the “Equity Investor”) pursuant to which the Investor exercised for cash all outstanding Series B and Series C warrants at a reduced exercise price of $0.65 per share in consideration for the Company’s issuance of a the Series D Warrant to purchase an aggregate of 13,160,172 shares of Class A common stock, $0.0001 par value per share with the exercise price of $0.65 per share. In October 2025, the Equity Investor exercised 6,967,150 shares of Series D Warrants, resulting in 6,193,022 shares of Series D Warrants remained outstanding. The Company received cash proceeds of $4.5 million as a result of the exercise.

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans was uncommitted and subject to certain conditions and is no longer available under the Loan Agreement. The Loan Agreement also contains various covenants and restrictive provisions. There have been no material adverse events in connection with the Loan Agreement. The Loan principal is repayable in equal monthly installments which began in September 2024. As of September 30, 2025, we were in compliance with all financial covenants under the Loan Agreement.

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

We may seek to raise capital through equity offerings or debt financings, which may include collaboration agreements, or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our consolidated financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

The following table summarizes our cash, cash equivalents and marketable securities:

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$4,144	$3,762
Marketable securities	—	23,877
Total cash, cash equivalents and marketable securities	$4,144	$27,639

As of September 30, 2025, we had cash and cash equivalents and marketable securities of $4.1 million, compared to $27.6 million as of December 31, 2024.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(19,008)	$(26,841)
Net cash provided by investing activities	23,942	17,288
Net cash (used in)/provided by financing activities	(4,552)	7,966
Net increase/(decrease) in cash, cash equivalents and restricted cash equivalents	$382	$(1,587)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $19.0 million, which was primarily attributable to a net loss of $31.9 million and net accretion and amortization of investments in marketable securities of $0.2 million, partially offset by stock-based compensation expense of $9.6 million, depreciation and amortization expense of $0.7 million and $0.2 million in warrant issuance costs and expenses. Additionally, there was an increase in accounts payable of $1.1 million, accrued expenses and other current liabilities of $0.6 million and a decrease in contract asset of $0.4 million and prepaid expenses and other current assets of $0.9 million for the nine months ended September 30, 2025.

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

Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities was $23.9 million, which primarily consisted of $26.8 million in proceeds from maturities of marketable securities partially offset by $2.7 million in purchases of marketable securities and $0.1 million in purchases of property and equipment.

For the nine months ended September 30, 2024, net cash provided by investing activities was $17.3 million, which primarily consisted of $57.3 million in proceeds from maturities of marketable securities partially offset by $39.7 million in purchases of marketable securities and $0.2 million in purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities was $4.6 million, which primarily consisted of repayment of debt of $11.3 million offset by the exercise of warrants of $3.9 million, and the issuance of common stock and pre-funded warrants of $2.8 million.

For the nine months ended September 30, 2024, net cash provided by financing activities was $8.0 million, which primarily consisted of net proceeds of $8.9 million from the July Offering and $0.2 million from the issuance of common stock under the employee stock purchase plan, partially offset by $1.3 million repayment of debt.

Contractual Obligations and Other Commitments

In October 2025, we entered into the LSA Amendment with the Lender, pursuant to which the Lender, among other things, converted $6.0 million of outstanding Loans into 12,500,000 shares of our Class A Common Stock (or Pre-Funded Warrants in lieu thereof) and Common Warrants to purchase up to 12,500,000 shares of Class A Common Stock (or Pre-Funded Warrants in lieu thereof), on the same terms as the purchasers in the Private Placement (see Note 16 to our unaudited condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report).

In October 2025, we entered into the Collaboration and License Agreement with Chugai to develop, manufacture, seek regulatory approvals for and, if approved, commercialize the Product combining Chugai’s Compound, which is in development for hemophilia, and the Device for use in humans. Under the Collaboration and License Agreement, we are entitled to receive $10.0 million upfront within 30 days of Chugai receiving an invoice for the upfront payment after closing. We are eligible to receive up to $18.0 million in technology transfer milestones, up to $57.0 million in development milestones, up to $100.0 million in a series of sales-based milestones, contingent upon approval and the commercial success of the product, and single digit royalties on net sales, contingent on approval and commercialization of the Product (see Note 16 to our unaudited condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report).

Other than those described above, management believes that there have been no material changes to our contractual obligations and other commitments compared to those disclosed in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our collaboration with Chugai may not be successful, and we may not realize the anticipated benefits of the Collaboration and License Agreement.

In October 2025, we entered into the Collaboration and License Agreement with Chugai to develop, manufacture, seek regulatory approvals for and, if approved, commercialize the Product combining Chugai’s Compound, which is in development for hemophilia, and the Device for use in humans. Under the Collaboration and License Agreement, we are entitled to receive an upfront payment of $10.0 million within 30 days of Chugai receiving an invoice for the upfront payment after closing. We are eligible to receive up to $18.0 million in technology transfer milestones, up to $57.0 million in development milestones, up to $100.0 million in sales-based milestones, contingent upon approval and the commercial success of the product, and single-digit royalties on net sales, contingent on approval and commercialization of the Product. The success of this collaboration is subject to numerous risks and uncertainties, many of which are outside of our control.

Our ability to receive milestone or royalty payments depends on the achievement of specified technology transfer, development, regulatory, and commercial events, many of which depend on both parties' efforts and on the ultimate performance, approval and commercialization of the Product including the Compound and the Device. As a result, we may not receive any or all of the potential milestone or royalty payments contemplated by the Agreement.

Chugai has primary responsibility for preclinical and clinical development, regulatory filings, and commercialization of the Product, while we are responsible for development of the device and for certain manufacturing and supply activities. If Chugai fails to devote sufficient resources to the collaboration or otherwise determines to reprioritize or discontinue development of the Product, our ability to advance the program would be materially and adversely affected. Moreover, the development of the Product is subject to significant scientific, regulatory, and commercial risks inherent in drug and combination product development. There can be no assurance that the Product will successfully complete preclinical or clinical studies, obtain regulatory approval, or achieve commercial success, if approved.

In addition, Chugai holds certain options and rights under the Agreement, including a one-time right to replace the compound, a right of first refusal for certain additional drug targets, and options to extend its rights to additional drug targets. The exercise of these rights could alter the scope or economics of the collaboration, or may not occur at all, which could affect the potential value of the arrangement to us. If the collaboration is significantly delayed or terminates early, whether due to breach, convenience, or other circumstances, we may be unable to continue development of the Product. Any of these events could materially harm our business, financial condition, and results of operations.

We have in the past and may in the future fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

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

On June 20, 2025, we received a letter from the Listing Qualifications Staff of Nasdaq (“Nasdaq Staff”) notifying us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, and was not in compliance with the Minimum Bid Price Requirement. The notification received had no immediate effect on the listing of our common stock on the Nasdaq. In accordance with Nasdaq Listing Rules, we had 180 calendar days to regain compliance with the minimum bid price requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

On May 1, 2025, we received a letter from the Nasdaq Staff notifying us that we were not in compliance with the MVLS Requirement (the “MVLS Notice”). The notification received had no immediate effect on the listing of our common stock on the Nasdaq. In accordance with the Nasdaq Listing Rules, we were granted 180 calendar days to regain compliance with the MVLS Requirement. In order to do so, we must achieve and maintain an MVLS of at least $50,000,000 or more for a minimum of 10 consecutive business days.

On November 4, 2025, we received two letters from the Nasdaq Staff. The first letter from the Nasdaq Staff indicated that the closing bid price of our Class A common stock had been at $1.00 per share or greater for the last 10 consecutive business days, from October 21, 2025, to November 3, 2025, and accordingly, we have regained compliance with Nasdaq Listing Rules 5450(a)(1). The second letter from the Nasdaq Staff indicated that the MVLS of our Class A common stock had been at a value of at least $50,000,000 for the last 10 consecutive business days, from October 17, 2025, to October 30, 2025, and accordingly, we had regained compliance with Nasdaq Listing Rules 5450(b)(2)(A). There can be no assurance that we will continue to meet the Minimum Bid Price Requirement, MVLS requirement, or any other Nasdaq requirements in the future.

In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

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

Current or future tariffs will result in increased research and development and manufacturing expenses, including with respect to increased costs associated with drug substances, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing or collaborations on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

4.1

Form of Registration Rights Agreement, dated October 16, 2025, by and between Rani Therapeutics Holdings, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2025).

4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2025).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2025).
10.1*	Collaboration and License Agreement by and between Rani Therapeutics Holdings, Inc. and Chugai Pharmaceutical Co., Ltd. dated October 16, 2025.+
10.2*

First Amendment to Loan and Security Agreement and Supplement, by and among Rani Therapeutics, LLC, Rani

Therapeutics Holdings, Inc., Rani Management Services, Inc., and Avenue Venture Opportunities Fund, L.P., dated September 30, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*

Filed herewith.

+ Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the Registrant customarily and actually treats as private or confidential. The Registrant agrees to furnish supplementally an unredacted copy of any exhibit to the Securities and Exchange Commission upon request; provided, however, that the Registrant may request confidential treatment of omitted items.

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

Rani Therapeutics Holdings, Inc.

Date: November 6, 2025	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)