Form 10-K
period 2025-12-31
Rani Therapeutics Holdings, Inc.
filed 2026-03-26
CIK 1856725

$0.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $65.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $0.51 per share.

As of February 28, 2026, the registrant had 99,721,927 shares of Class A common stock, $0.0001 par value per share, outstanding, 23,970,359 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,124,194 shares of the registrant’s Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2025.

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
•
our ability to selectively enter into strategic partnership and the expected potential benefits thereof; including our collaborations with Chugai Pharmaceutical Co. Ltd. and ProGen Co. Ltd.;
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
•
our ability to remediate the material weaknesses in our internal controls over financial reporting;
•
our realization of any benefit from our organizational structure; and
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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
•
Our collaboration and license agreement with Chugai Pharmaceutical Co., Ltd. may not be successful, and we may not realize the anticipated benefits of the collaboration.
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
•
We may not be able to leverage our prior interactions with FDA regarding a regulatory pathway for current or future product candidates.
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
•
We are a holding company and our principal asset is our interest in Rani LLC. Accordingly, we will depend on distributions from Rani LLC to pay our taxes, expenses and dividends. Rani LLC’s ability to make such distributions may be subject to various limitations and restrictions.
•
Rani LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses. To the extent we do not distribute such excess cash as dividends on our Class A common stock, the holders of units of Rani LLC would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon an exchange or redemption of their units of Rani LLC.
•
We have in the past and may in the future fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
•
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We have two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We have completed three Phase 1 clinical trials using the RaniPill GO. We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability. We have tested preclinically the RaniPill HC with multiple therapeutics, including multiple different antibodies and peptides. In December 2025, we initiated a Phase 1 clinical trial with RT-114, a RaniPill HC capsule containing a GLP-1/GLP-2 dual agonist (PG-102), for the treatment of obesity.

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

Business Update

Collaboration

In October 2025, we entered into a Collaboration and License Agreement (the “Chugai Collaboration and License Agreement”) with Chugai Pharmaceutical Co., Ltd. (“Chugai”) to develop, manufacture, seek regulatory approvals for and, if approved, commercialize a product (the “Chugai Product”) combining Chugai’s antibody (the “Compound”), which is in development for hemophilia, and the RaniPill HC oral delivery device for use in humans. Under the Chugai Collaboration and License Agreement, we received a $10.0 million upfront payment and we are eligible to receive up to $18.0 million in technology transfer milestones, up to $57.0 million in development milestones, up to $100.0 million in a series of sales-based milestones, contingent upon approval and the commercial success of the Chugai Product, and single digit royalties on net sales upon approval and successful commercialization of the Chugai Product. Of the $10.0 million upfront payment, $8.0 million was received in cash and $2.0 million remains in accounts receivable relates to tax withheld by the Japanese tax authorities, which is expected to be refunded to us upon submission and acceptance of the required residency certificate. See “License and Evaluation Agreements – Chugai Pharmaceutical Co., Ltd.” below for more information.

Financing Update

In October 2025, we entered into a securities purchase agreement (the "Private Placement") pursuant to which we sold (i) 42,633,337 shares of our Class A common stock (the “Class A Common Stock”), (ii) warrants to purchase up to an aggregate of 125,000,004 shares of Class A Common Stock or pre-funded warrants (the “Common Warrants”) and (iii) pre-funded warrants to purchase up to an aggregate of 82,366,667 shares of Class A Common Stock (the “Pre-Funded Warrants”), for the aggregate purchase price of approximately $60.3 million (including conversion of the loan amount of $6.0 million described below).

The Common Warrants became exercisable following the effective date of stockholder approval in December 2025 and have a term of five years following the initial exercise date. The Common Warrants have an exercise price of $0.48 per share. The Pre-Funded Warrants are exercisable immediately, have an unlimited term and an exercise price of $0.0001 per share.

In October 2025, we entered into an amendment to the loan and security agreement (the "LSA Amendment") with the Avenue Venture Opportunities Fund, L.P (the "Lender"), pursuant to which the Lender, among other things, converted $6.0 million of outstanding term loans (the "Loans") into 12,500,000 shares of Class A Common Stock (or Pre-Funded Warrants in lieu thereof) and Common Warrants to purchase up to 12,500,000 shares of Class A Common Stock (or Pre-Funded Warrants in lieu thereof), on the same terms as other investors in the Private Placement. In January 2026, the Lender exercised 2,099,844 shares of Pre-Funded Warrants, resulting in 80,266,823 shares of Pre-Funded Warrants outstanding. We received de minimis proceeds from the exercise. In December 2025, we repaid all outstanding amounts under the loan and security agreement and related supplement (the "Loan Agreement"), including the remaining principal balance of $6.2 million, accrued interest, a final payment of $1.7 million, and a prepayment fee of $0.1 million. We recognized a loss on the extinguishment of the debt of $0.6 million. Upon repayment of these amounts, all obligations under the Loan Agreement were fully satisfied. We no longer have any outstanding debt obligations as of December 31, 2025.

In July 2025, we entered into a securities purchase agreement (the "July 2025 Securities Purchase Agreement") with an institutional investor, relating to the issuance and sale of 4,354,000 shares of Class A common stock and pre-funded warrants to purchase 3,146,000 shares of Class A common stock (the "Offering"). The pre-funded warrants are exercisable immediately following the closing date of the Offering and have an unlimited term and an exercise price of $0.0001 per share. The Offering price was $0.40 per share of Class A common stock and $0.3999 per pre-funded warrant for total gross proceeds of $3.0 million. After closing of the Offering, the institutional investor fully exercised all pre-funded warrants.

In May 2025, we entered into a letter agreement (the "Letter Agreement") with an existing institutional investor (the “Equity Investor”) pursuant to which the Equity Investor exercised for cash all outstanding Series B and Series C warrants at a reduced exercise price of $0.65 per share, for net proceeds of $3.9 million in consideration for the issuance of a new Series D common stock warrant (the "Series D Warrant") to purchase an aggregate of 13,160,172 shares of Class A common stock with the exercise price of $0.65 per share. In October 2025, the Equity Investor exercised 6,967,150 shares of Series D Warrants, resulting in 6,193,022 shares of Series D Warrants remained outstanding. We received cash proceeds of $4.5 million as a result of the exercise.

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

* Clinical timelines are subject to potential regulatory agency review delays

** RT-114 is the subject of a worldwide collaboration with ProGen Co, Ltd.

*** Ustekinumab and adalimumab biosimilars are supplied by Celltrion, Inc. Celltrion grants Rani a license and drug supply for each drug.

****RT-117 is the subject of a worldwide collaboration and license with Chugai Pharmaceutical Co., Ltd.

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

Preclinical

We have conducted several preclinical studies with RT-114. RT-114 is the subject of a collaboration between ProGen and us. The drug substance used in RT-114 is a GLP-1/GLP-2 dual agonist known as PG-102 developed by ProGen. In March 2025, we announced preclinical data demonstrating bioequivalence of RT-114, PG-102 delivered orally via the RaniPill capsule, to subcutaneously administered PG-102. RT-114 yielded a relative bioavailability of 111% compared to PG-102 delivered subcutaneously with comparable pharmacokinetic profiles. RT-114 was well tolerated with no changes in drug-related safety profile compared to delivery and was excreted without sequelae in all subjects. Average peak weight loss was the same in both groups with greater variability with subcutaneous dosing (6.7% ± 0.5% for RT-114 and 6.7% ± 2.2% for subcutaneous PG-102). In July 2025, we presented the preclinical data at the Endocrine Society’s Annual Meeting (ENDO 2025).

# Pharmacodynamics of RT-114 vs SC

0.0%
-2.0%
-4.0%
-6.0%
-8.0%
-10.0%
Peak Weight Loss
RT-114 12.0 mg (N=9)
SC 12.0mg (N=6)

*Data are mean ± SE.*

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

Next steps

We intend to share an update following completion of the Phase 1 clinical trial in 2027.

**p<0.01. Data are shown in ±SEM

HFD=high fat diet.

Clinical trials

In December 2025, we initiated a Phase 1 clinical trial with RT-114. The Phase 1 trial will evaluate the safety, tolerability, bioavailability, and pharmacokinetics / pharmacodynamics of single and multiple doses of RT-114 for the treatment of obesity.

Study Design

The single-center Phase 1 study of RT-114 is being conducted in Australia. The single dose portion of the study will evaluate the safety, tolerability and bioavailability of RT-114 administered in up to 30 healthy human participants. This part of the trial will consist of two cohorts, with one cohort evaluating RT-114 containing 12 mg of PG-102, administered orally as a RaniPill capsule. The second cohort, as the control group, will receive 12 mg of PG-102 via subcutaneous injection.

Next steps

We intend to share an update following completion of the Phase 1 study.

RT-116: Semaglutide for the treatment of obesity

Market overview

Semaglutide is a glucagon-like peptide-1 receptor (“GLP-1”) agonist marketed as Wegovy® by Novo Nordisk A/S and is approved by the FDA and European Medicines Agency (“EMA”) to treat obesity. In January 2026, an oral version of semaglutide (oral Wegovy®) was approved by the FDA as a once-daily tablet for chronic weight management in adults with obesity or overweight. Early adoption of oral Wegovy® appears strong, according to recent data from Spherix Global Insights and Truveta Research. Oral Wegovy® must be taken daily on an empty stomach, with patients having to wait at least 30 minutes after taking the pill before eating, drinking, or taking other oral medications. In addition, gastrointestinal side effects have occurred frequently with oral Wegovy®, particularly during the initial weeks of treatment, with roughly 75% of users experiencing them in trials.

Our solution: RT-116

We are developing RT-116, a RaniPill HC capsule containing semaglutide for the treatment of obesity. We believe that pharmacokinetic / pharmacodynamic data of semaglutide in RT-116 may support potential dosing of oral RT-116 on a weekly schedule, which may improve patient compliance. We are targeting a profile for RT-116 of once a week oral dosing, with potential for better tolerability with more frequent, smaller doses than injectables, potential for less frequent administration than oral competitors and less API required compared to chemistry-based oral molecules.

Preclinical studies

In February 2025, we announced preclinical data demonstrating successful oral delivery of semaglutide via the RaniPill HC. In the study, RT-116 demonstrated comparable bioavailability, pharmacokinetics and weight loss to subcutaneous (“SC”) administration of semaglutide. Further, RT-116 was well tolerated with no serious adverse events. In November 2025, we presented the RT-116 preclinical data at ObesityWeek® 2025.

Study Design

The nonclinical pharmacokinetic and pharmacodynamic study was conducted to examine the effects of semaglutide delivered orally via the RaniPill HC (RT-116) versus a subcutaneous injection comparator group. The 2x2 crossover study was conducted in two parts with a period of four weeks separating the two groups to evaluate the PK, PD and safety of RT-116. Eight canines were randomized into two groups who received 0.5mg of semaglutide delivered via oral administration of the RaniPill HC (N=4) or subcutaneous injection (N=4). Endpoints included plasma drug concentrations, body weight, food intake, lipid profile, and safety.

Data Highlights

Semaglutide was successfully delivered in 7 of 8 canines that received the RaniPill capsule. Semaglutide administered via the RaniPill capsule was well tolerated with no serious adverse events. Cmax, Tmax, and AUC were comparable for semaglutide administered via RaniPill capsule and subcutaneous administration of semaglutide. Oral administration via the RaniPill capsule demonstrated bioavailability and biological activity comparable to subcutaneous administration. The relative bioavailability of oral semaglutide was 107% versus subcutaneous administration. Both groups saw comparable weight loss which appeared to be driven by decreased food intake that coincided with rises in plasma drug levels thus indicating there is a PD effect to treatment. Both groups saw comparable moderate decreases in serum triglycerides and cholesterol.

Next steps

The next step for this program is to initiate a Phase 1 clinical trial.

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

Our solution: RT-105

We are developing RT-105, the RaniPill capsule containing a formulation of adalimumab, for oral treatment of a host of inflammatory conditions, beginning with treatment of psoriatic arthritis and later expanding to other indications for which TNF-alpha inhibitors are approved. We believe that the development of an orally administered anti-TNF-alpha antibody represents a significant market opportunity. In June 2023, we entered into a License and Supply Agreement with Celltrion under which we received an exclusive license and supply of Celltrion’s adalimumab biosimilar for the development and commercialization of RT-105 worldwide, subject to a right of first negotiation for Celltrion.

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

Next steps

In November 2023, we paused development of RT-105 as part of a strategic focusing of the business. If resumed, the next milestone for this program will be to initiate a Phase 1 clinical trial of RT-105. Under the Celltrion Agreement for adalimumab, Celltrion has a right to terminate the agreement because we have not initiated a Phase 1 clinical trial with RT-105 within a certain period specified in the agreement.

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

Next steps

The next step for this program is to advance clinical development of RT-111 with the RaniPill HC.

RT-117: Undisclosed compound for rare disease

In October 2025, we entered into the Chugai Collaboration and License Agreement with Chugai to develop, manufacture, seek regulatory approvals for and, if approved, commercialize the Chugai Product (RT-117) combining Chugai’s Compound, which is in development for hemophilia, and the RaniPill HC oral delivery device for use in humans.

Discontinuation of RT-102 and RT-110

In 2026, as part of a strategic prioritization of our pipeline, we made the decision to discontinue development of our two endocrinology programs: RT-102 (a RaniPill GO capsule containing parathyroid hormone for the treatment of osteoporosis) and RT-110 (a RaniPill GO capsule containing parathyroid hormone for the treatment of hypo-parathyroidism).

RT-102 had generated encouraging Phase 1 data, including a single-ascending dose portion (“Study Part 1”) that met all of its endpoints and a seven-day repeat-dose portion (“Study Part 2”) that was generally well tolerated, with no serious adverse events. However, following a thorough review of the clinical and commercial landscape, we concluded that advancing RT-102 to Phase 2 would require resources that we believe are better deployed in support of RT-114 and our other product candidates, which we believe have greater near-term commercial potential.

RT-110 was previously paused as part of a strategic focusing of our business in November 2023.

This decision reflects our assessment that our obesity, immunology, and partner programs represent a more compelling near-term commercial and clinical opportunity given market dynamics and competitive landscape. We also believe this prioritization is in the best long-term interest of our shareholders. We retain rights to both programs and may explore partnership opportunities in the future, though we have no current plans to resume development of either program.

The Market and Our Strategy

More than half of the adult population of the U.S. has one or more chronic diseases. The affected population is expected to continue to grow as the population ages. Chronic conditions, including obesity, autoimmune diseases, metabolic disorders, cancers, and cardiovascular diseases are increasingly being treated with biologics. Based on 2025 data from Drug Discovery & Development®, approximately eight of the ten highest revenue-producing drugs in the world were biologics. Current treatments using biologics are primarily via injections.

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

RaniPill HC

We continue to develop the RaniPill HC, a high-capacity RaniPill capsule designed to deliver drug payloads up to 200µL. As of January 1, 2026, we had tested more than 350 RaniPill HC devices in vivo including delivery of multiple different antibodies and peptides, including multiple animal studies with pharmacodynamic endpoints. In December 2025, we initiated a clinical trial with RT-114, a RaniPill HC capsule containing a GLP-1/GLP-2 dual agonist (PG-102), for the treatment of obesity.

Chugai Research Agreement

In May 2025, we announced that we entered the Chugai Research Agreement in August 2024 for two molecules with undisclosed targets provided by Chugai. The full analysis confirmed the RaniPill HC delivery demonstrated comparable bioavailability to the subcutaneous route of delivery for both molecules studied.

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

60-Day GLP Study

In October 2023, we conducted a preclinical GLP study evaluating the safety and tolerability of the RaniPill drug delivery platform, following 60-day repeat oral administration of the test article, RT-100, in healthy animals. RT-100 is an enteric-coated capsule identical to RT-102, but instead of PTH contained the pharmaceutical excipient mannitol. The control group received a RaniPill capsule (Mock-RP) of similar weight to RT-100 but filled with potato starch. Male and female (1:1) animals were divided into two groups and were administered either Mock-RP (N=12) or RT-100 (N=24) once daily for 60 days, with half of the animals completing an additional 14-day clinical observation and safety evaluation period. RT-100 was well-tolerated with no treatment-related adverse events and all animals remained clinically healthy throughout the study.

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

We have completed a pre-IND meeting with the FDA with respect to RT-102. Following feedback from the meeting, we believe that a 505(b)(2) pathway is suitable for development of RT-102 in the U.S. The regulatory development pathway for each of our product candidates is dependent on the molecule being delivered and therefore may be different than the pathway for RT-102.

CBER and CDER may ask for additional testing for specific biologics, disease indications, or patient populations.

Additional information regarding regulatory pathways is provided in the “Government Regulation” section below.

License and Evaluation Agreements

Chugai Pharmaceutical Co., Ltd.

In October 2025, we entered into the Chugai Collaboration and License Agreement with Chugai to develop, manufacture, seek regulatory approvals for and, if approved, commercialize the Chugai Product combining Chugai’s Compound, which is in development for hemophilia, and the RaniPill HC oral delivery device for use in humans. Under the Chugai Collaboration and License Agreement, we received a $10.0 million upfront payment and we are eligible to receive up to $18.0 million in technology transfer milestones, up to $57.0 million in development milestones, up to $100.0 million in a series of sales-based milestones, contingent upon approval and the commercial success of the Chugai Product, and single digit royalties on net sales upon approval and successful commercialization of the Chugai Product. Of the $10.0 million upfront payment, $8.0 million was received in cash and $2.0 million remains in accounts receivable relates to tax withheld by the Japanese tax authorities, which is expected to be refunded to us upon submission and acceptance of the required residency certificate.

In accordance with a development plan, the parties have allocated responsibility for the development of the Chugai Product worldwide, with Chugai leading and having sole responsibility for clinical, regulatory, and commercial activities. The parties will allocate preclinical, Chemistry Manufacturing and Controls, and manufacturing and supply activities between each other. Chugai is primarily responsible for preclinical development, and for the manufacturing and supply of the Compound. Rani is primarily responsible for seeking positive regulatory feedback related to the sterility of the microneedle used in the RaniPill, providing regulatory support to Chugai when requested, performing Chemistry Manufacturing and Controls activities related to the RaniPill and manufacturing and supply of the Chugai Product.

Under the Chugai Collaboration and License Agreement, we granted Chugai an exclusive, worldwide right and license to certain intellectual property owned by us to research, develop, register, manufacture, use, sell, offer to sell, import, export, commercialize, and market the Chugai Product. Chugai granted us a non-exclusive, worldwide right and license to certain intellectual property owned by Chugai to manufacture and supply the RaniPill and Chugai Product to Chugai and to perform our activities under the Chugai Collaboration and License Agreement. Both parties have the right to sublicense subject to certain conditions.

In addition, Chugai has a one-time limited option to replace the Compound with a different compound subject to certain terms and conditions, a time-limited right of first refusal with respect to a select group of additional targets, and a time-limited option to extend its rights to up to five of the additional drug targets under similar deal terms as the Chugai Collaboration and License Agreement.

ProGen Co., Ltd.

In June 2024, we entered into a collaboration agreement (the "ProGen Collaboration Agreement") with with ProGen Co. Ltd. ("ProGen"). Under the ProGen Collaboration Agreement, the parties will collaborate to manufacture, develop, seek regulatory approvals for and, if approved, commercialize a product (RT-114) combining ProGen’s GLP-1/GLP-2 dual agonist compound, PG-102, and the RaniPill HC oral delivery device in the field of weight management (including without limitation obesity, weight reduction and weight maintenance) in humans.

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

Each party has the right to opt-out of the ProGen Collaboration Agreement (“Opt-Out”) at any time upon prior written notice to the other party. Following an Opt-Out, the continuing party shall have sole right to develop, conduct regulatory activities for and commercialize RT-114 on a worldwide basis. The Opt-Out party shall share all development costs and operating profit (or loss) through the effective date of the Opt-Out, and all costs to complete the conduct of any clinical trials of RT-114 that have been initiated prior to delivery of the Opt-Out notice, even if the costs are incurred or the trials are completed after the effective date of the Opt-Out. The continuing party shall pay to the Opt-Out party low single to mid-single digit royalties on net sales of RT-114 made after the Opt-Out date depending on when the Opt-Out occurs.

Celltrion license and supply agreements

In January 2023, we entered into a License and Supply Agreement with Celltrion regarding its ustekinumab biosimilar, CT-P43 (the “Ustekinumab Celltrion Agreement"). In June 2023, we entered into a License and Supply Agreement with Celltrion regarding its adalimumab biosimilar (the “Adalimumab Celltrion Agreement” and together with the Ustekinumab Celltrion Agreement, the “Celltrion Agreements”). Under the Celltrion Agreements, Celltrion grants us an exclusive, worldwide, royalty-free license to certain intellectual property to make, use, sell, offer for sale, import and otherwise exploit RT-111 and RT-105 and to use certain information to support the manufacture, development and commercialization of RT-111 and RT-105. Celltrion will provide, and we will purchase, supply of ustekinumab biosimilar and adalimumab biosimilar at supply prices set forth in the respective Celltrion Agreement. We will obtain ustekinumab biosimilar and adalimumab biosimilar exclusively from Celltrion for the manufacture, development and commercialization of RT-111 and RT-105, respectively, subject to a right to obtain supply from alternative sources under certain circumstances where Celltrion experiences supply disruption.

Under the Celltrion Agreements, we have sole right to manufacture, develop and commercialize RT-111 and RT-105 worldwide, subject to an exclusive right of first negotiation (“ROFN”) granted to Celltrion for each program. For each program, following our delivery to Celltrion of a data package consisting of topline safety information, pharmacokinetic results and device performance, and the raw data related to topline results from a Phase 1 clinical trial of such program that meets its primary endpoint(s), Celltrion will have 30 days to exercise its ROFN with respect to that program. The ROFN with respect to RT-111 has expired and we have not yet initiated a Phase 1 clinical trial with respect to RT-105.

The Celltrion Agreements allocate rights between the parties with respect to inventions generated in performance of the agreement for the manufacture, development and commercialization of each of RT-111 and RT-105, respectively. Celltrion will own intellectual property generated in the programs solely related to its ustekinumab biosimilar or adalimumab biosimilar, respectively. We will own all other intellectual property generated in the programs, and we grant Celltrion an exclusive, worldwide license under such intellectual property solely for use with its ustekinumab biosimilar or adalimumab biosimilar, respectively. We will own all data related to the research, development, manufacture, regulatory activities and commercialization of RT-111 and RT-105 conducted by us. The Celltrion Agreements also contain customary representations, warranties and covenants, and mutual indemnification provisions. We have a right to terminate each agreement for convenience subject to certain notice periods. Celltrion has a right to terminate each agreement if we do not achieve certain development milestones with respect to that agreement, and each party has certain rights to terminate the applicable agreement for material breach or safety concerns regarding the ustekinumab biosimilar or RT-111, or adalimumab biosimilar or RT-105, respectively. Celltrion currently has a right to terminate the Adalimumab Celltrion Agreement because we did not initiate a Phase 1 clinical trial within a certain period specified in the Adalimumab Celltrion Agreement.

Evaluation agreement

In August 2024, we entered into the Chugai Research Agreement with Chugai to conduct evaluation services of certain Chugai compounds for oral delivery using the RaniPill HC, which was concluded to be a single performance obligation with an enforceable right to payment. Chugai paid us an up-front payment of $0.6 million upon execution of the Chugai Research Agreement. Upon completion of the evaluation services, in April 2025, we were paid a final $0.6 million for an aggregate total of $1.2 million due under the Chugai Research Agreement.

In May 2025, we publicly announced the Chugai Research Agreement and that the full analysis confirmed the RaniPill HC delivery demonstrated comparable bioavailability to the subcutaneous route of delivery for both molecules studied.

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

In addition, the U.S. government, state legislatures, and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products when available. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Third-party payors are increasingly challenging prices charged, examining medical necessity, and reviewing cost effectiveness in addition to questioning safety and efficacy. A decrease in, or decision to stop, payor reimbursement for a product could reduce physician prescribing of, and patient demand for, the product.

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

We are aware of certain other companies that are pursuing oral biologics through either device-based or chemistry-based technologies. We may also face competition from companies that develop oral small molecule therapeutics to the same biological targets as biologics incorporated into our RaniPill capsule. Early-stage device-based technologies such as the SOMA and LUMI from the Novo Nordisk-MIT collaboration were reported to be in early clinical and preclinical stages, respectively. Three other companies pursuing a device-based approach are Biograil ApS, Biora Therapeutics, Inc., and Alma Therapeutics, all of which were reported to be in a preclinical stage of development. In December 2024, Biora announced that it is undertaking a Chapter 11 sale process. After the sale process concluded in May 2025, the bankruptcy case converted from Chapter 11 to Chapter 7, indicating a liquidation of Biora’s remaining assets. Chemistry-based oral delivery companies include, but are not limited to, Oramed Pharmaceuticals, Inc., Entera Bio Ltd., Protagonist Therapeutics, Inc., Intract Pharma, Eli Lilly and Company, and three with recently approved oral peptide products – Mycapssa from Chiesi Farmaceutici SpA and oral Wegovy and Rybelsus from Novo Nordisk A/S. Chemistry-based approaches have limited applications because they work only for small peptides and, even then, with low (often less than 1%) bioavailability, far lower than injections. In contrast, our versatile technology is designed to deliver biologics, from small peptides to large proteins, irrespective of molecular mass and with bioavailability similar to that of injections.

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

Exclusive License Agreement

In June 2021, we entered into an Amended and Restated Exclusive License Agreement with InCube Labs, LLC (“ICL”), which replaced the 2012 Exclusive License Agreement between ICL and Rani LLC, as amended in 2013, and terminated the 2012 Intellectual Property Agreement between ICL and Rani LLC, as amended in June 2013. Under the Amended and Restated Exclusive License Agreement, we had a fully paid, exclusive license under certain scheduled patents related to optional features of the device and certain other scheduled patents to exploit products covered by those patents in the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine. We were allowed to terminate the Amended and Restated Exclusive License Agreement in its entirety or as to any particular licensed patent upon notification to ICL of such intent to terminate.

In November 2025, as part of a strategic focusing of our resources, we notified ICL that we are terminating the Amended and Restated Exclusive License Agreement in its entirety. The termination became effective on January 18, 2026, and we no longer have any obligations to ICL under the Amended and Restated Exclusive License Agreement.

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

Our initial patent family has a priority date in 2009, with patent term expected to extend into at least 2030 if all fees are paid. This patent family claims many device aspects of the RaniPill platform, including aspects of the RaniPill GO and certain aspects of the RaniPill HC, and the delivery of a wide variety of biologics using the RaniPill platform. As of January 1, 2026, this patent family included patents issued in the United States and in other jurisdictions (in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), with applications pending in the United States, Australia, Canada, China, Europe, Hong Kong, and Japan.

We also own several patent families directed to the RaniPill HC. These patent families have priority dates in 2020, 2022, 2023, 2024, and 2025, with patent term expected to extend into at least 2046 if all fees are paid. As of January 1, 2026, this patent family included a patent granted in Japan and applications pending in the United States, the international PCT stage, and other jurisdictions (in Australia, Brazil, Canada, China, Europe, Japan, Israel, South Korea, and Mexico). These patent families include claims directed to device aspects, devices containing specific biologics, methods of preparing such devices, and methods of delivering a wide variety of biologics using the RaniPill HC.

Our microtablet patent family includes claims covering the microtablets delivered by the RaniPill GO. This patent family has a priority date in 2014, and is expected to have patent terms extending into at least 2035 if all fees are paid. As of January 1, 2026, this patent family included patents issued in the United States and other jurisdictions (i.e., Australia, Canada, China, and Japan), with applications pending in the United States, China, and Japan.

We own numerous additional patents and patent applications, with claims to additional biologics, pharmacologic properties of various biologics and other ingestible device technologies, with patents granted in the United States, Australia, and Japan, and applications pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, and South Korea. Patents in these families are expected to expire between the late 2030s and mid 2040s if all fees are paid.

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

We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, complicating compliance efforts. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction.

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

In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which was enacted in March 2010, contains a number of provisions of particular import to the pharmaceutical and biotechnology industries. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (“TrumpRx”) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Data privacy and security obligations

In the ordinary course of our business, we collect, receive, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store (“process”) proprietary, confidential and sensitive information, including personal data, intellectual property, trade secret, clinical trial data, and proprietary information owned or controlled by ourselves or third parties (collectively, sensitive data). Our data processing activities subject us to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, U.S. state comprehensive privacy laws, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”). Obligations related to the processing of personal data worldwide is rapidly evolving. The number and scope of data privacy and security laws, regulations and other obligations are changing, subject to differing applications and interpretations, and may be inconsistent among jurisdictions, or in conflict with other data processing obligations. Efforts to ensure that our current and future business operations and arrangements, including our relationship with our CROs, other vendors who process data on our behalf, and other third parties with whom we work comply with applicable data privacy and security obligations involve substantial costs.

Employees

As of December 31, 2025, we had 69 full-time employees and two part-time employees. The majority of our employees are based at our facilities in San Jose and Fremont, California, with a contingent of employees based outside of California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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
•
Amended and restated our certificate of incorporation to provide for the issuance of (i) Class A common stock, each share of which entitles its holders to one vote per share, (ii) Class B common stock, each share of which entitles its holders to ten votes per share on all matters presented to our stockholders, (iii) Class C common stock, which has no voting rights, except as otherwise required by law and (iv) preferred stock.
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

In connection with the Private Placement, we implemented certain governance changes, including the following amendments to our organizational documents and the termination of certain existing agreements:

Termination of Tax Receivable Agreement

As contemplated by the Private Placement, on December 31, 2025, we entered into a Tax Receivable Agreement Termination and Release Agreement (the “TRA Termination Agreement”) by and between us and InCube Labs, LLC (acting on behalf of all the TRA Parties (as defined therein)), pursuant to which the parties agreed to terminate that certain Tax Receivable Agreement, dated August 3, 2021 (the “TRA”) and disclaim any rights or interests thereunder. As a result of the termination, we have no further obligations under the TRA, and no tax benefit payments or early termination payments were required in connection with such termination. The TRA Termination Agreement provides for the mutual release of the parties from all obligations under the TRA, effective as of December 31, 2025.

Amendment to Certificate of Incorporation

In connection with the governance changes contemplated by the Private Placement, on December 31, 2025, we filed the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the "Restated Charter"), which became effective upon such filing.

As contemplated thereby, the Restated Charter, among other things, provides for:

•
Reducing the number of votes to which each share of Class B Common Stock is entitled from ten (10) votes to one (1) vote;
•
Elimination of separate vote of Class B Common Stock in certain circumstances;
•
Opting to be subject to subject to Section 203 of the Delaware General Corporation Law (the “DGCL”);
•
Requiring affirmative vote of the holders of at least two-thirds (2/3) of our outstanding voting power of the outstanding shares of Class A Common Stock and Class B Common Stock to amend or repeal the amended and restated bylaws and certain provisions of the Restated Charter; eliminating ability of stockholders to call a special meeting of stockholders or fill vacancies on the board of directors;
•
Eliminating the ability of our stockholders to act by written consent; and
•
Eliminating the provisions related to classified board of directors.

Amendment to Bylaws

In connection with the adoption of the Restated Charter, on December 31, 2025, we also adopted Amended and Restated Bylaws (the “Bylaws”), which became effective on such date. The Bylaws were adopted to reflect conforming changes resulting from the adoption of the Restated Charter.

Sixth Amended and Restated LLC Agreement

In connection with the adoption of the Restated Charter, on December 31, 2025, we entered into a Sixth Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) which became effective as of such date. The LLC Agreement was amended and restated to reflect conforming changes resulting from the adoption of the Restated Charter.

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

We have incurred significant operating losses since our formation. Our net loss for the year ended December 31, 2025 was approximately $$41.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders, deficit and working capital. The majority of our losses have resulted from expenses incurred in connection with research and development, manufacturing automation and scaleup, and establishing our intellectual property portfolio. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue incurring significant research, development, manufacturing and other expenses related to our ongoing business operations and product development, and as a result, we expect to continue incurring losses for the foreseeable future. We also expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates.

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

We may seek additional funding through a combination of equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, current stockholders’ interests will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. The incurrence of indebtedness and/or the issuance of certain equity securities could result in fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur debt and/or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our Class A common stock to decline. In the event that we enter into collaborations and/or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to the RaniPill capsule, the RaniPill HC or our product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

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

We are in the early stages of our development efforts and have only a limited number of product candidates in early clinical development. Other product candidates are still in preclinical stage. We will need to progress our product candidates through Investigational New Drug (IND)-enabling studies and submit INDs to the FDA or equivalent regulatory filings to foreign regulatory authorities prior to initiating their clinical development. None of our product candidates has advanced into a pivotal study.

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

Our business and future profitability are substantially dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our product candidates. Our approach presents a novel method of delivering biologics directly into the intestinal wall, and we are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or any comparable foreign regulatory authorities. The pathway for obtaining regulatory approval for our approach has not been definitively established, and we may never receive such regulatory approval for any of our product candidates. Further, the regulatory pathway for our product candidates is dependent on the molecule being delivered. As such, the regulatory pathway may vary for each of our product candidates, which may impact our ability to rely on prior interactions with FDA for current or future product candidates. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Approval policies, regulations and the types and amount of clinical and manufacturing data necessary to gain approval may change during the course of clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we have in development or may seek to develop in the future will ever obtain regulatory approval.

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

Regulatory authorities may require that filings related to the commencement, continuation or termination of a clinical trial be submitted through specific electronic systems or in a specific manner (e.g., format), which may differ from one jurisdiction to another. We may seek to conduct a clinical trial in multiple jurisdictions in an effort to enroll sufficient numbers of patients or to do so in a timely manner or for other reasons. Meeting the requirements of various regulatory agencies could be costly and any delay in meeting, or inability to meet, the regulatory requirements of different jurisdictions regarding submissions could delay or negatively impact our ability to initiate or complete our clinical trials as planned. Any failure or inability by us to submit required regulatory documents for our planned or future clinical trials or any failure or inability to do so in the required manner could delay or prevent us from initiating or completing our planned or future clinical trials when we are otherwise ready or at all.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our current or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA or NDA is a complicated process. As an organization, we have conducted Phase 1 clinical trials in Australia. We have not previously conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA, NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had limited interactions with the FDA, and we have never filed an IND. We cannot be certain about the regulatory pathway for each of our product candidates, which may vary depending on the molecule being delivered, how many clinical trials of our product candidates will be required or how such trials will have to be designed. For example, we anticipate relying on data developed on the RaniPill platform to enable shortened or more efficient development for subsequent product candidates, but this may not be the case and the FDA or other regulatory authorities may require us to perform a full suite of studies for each of our product candidates. Consequently, we may be unable to successfully and efficiently commence, execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs or NDAs for and commercializing our product candidates.

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

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We also plan to conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. In addition, we are focused on developing the RaniPill capsule in addition to the drug formulations for use in the RaniPill capsule. While we intend to focus on well-characterized molecules with attractive commercial characteristics, focusing both on drug delivery and formulation will require substantial resources and attention. In addition, we are developing the RaniPill HC, and in the future we may seek to develop other variations of the RaniPill capsule. In such cases, we need to redesign and conduct additional preclinical and clinical studies of any new design of the RaniPill capsule. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Designation as a breakthrough therapy is at the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification, or it may decide that the time period for FDA review or approval will not be shortened.

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

The availability and extent of reimbursement by governmental and private payors are essential for most patients to be able to afford medications and therapies. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain adequate pricing that will allow us to realize a sufficient return on our investment.

Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare and Medicaid Services, an agency within the United States Department of Health and Human Services ("CMS"). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours since there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries may cause us to price our product candidates on less favorable terms than we currently anticipate. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Certain other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

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

We face competition from current and future (generic and biosimilars) manufacturers of subcutaneous and IV injectable versions of our product candidates, such as AbbVie Inc., Eli Lilly and Company, Janssen Biotech, Inc., as well as obesity treatments from Eli Lilly and Company, Novo Nordisk A/S, ProGen and others. We may also face competition from companies that develop oral small molecule therapeutics to the same biological targets as the biologics incorporated into our RaniPill capsule, as well as device-based technologies such as the SOMA and LUMI from the Novo Nordisk-MIT collaboration and devices being developed by Biograil ApS, Biora Therapeutics, Inc. and Alma Therapeutics. In December 2024, Biora undertook a Chapter 11 sale process. After the sale process concluded in May 2025, the bankruptcy case converted from Chapter 11 to Chapter 7, indicating a liquidation of Biora’s remaining assets. Additionally, we face competition from companies that are pursuing the development and manufacture of oral biologics, including, for example, Oramed Pharmaceuticals, Inc., Entera Bio Ltd., Protagonist Therapeutics, Inc., Chiesi Farmaceutici SpA, Intract Pharma, Novo Nordisk A/S, and Eli Lily and Company. We also face competition from implantable device companies, such as Vivani Medical Inc., and gene and cell therapy companies. Further, our product candidates aim to treat chronic diseases. As a result, we also compete with curative therapies on the basis that they cure the chronic disease we are intending to treat. We believe that our ability to successfully compete will depend on, among other things:

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

Risks Related to Our Reliance on Third Parties

Our collaboration with Chugai may not be successful, and we may not realize the anticipated benefits of the Chugai Collaboration and License Agreement.

In October 2025, we entered into the Chugai Collaboration and License Agreement with Chugai to develop, manufacture, seek regulatory approvals for and, if approved, commercialize the Chugai Product combining Chugai’s Compound, which is in development for hemophilia, and the RaniPill® HC for use in humans. Under the Collaboration and License Agreement, we received an upfront payment of $10.0 million ($2.0 million in accounts receivable related to tax withheld) and we are eligible to receive up to $18.0 million in technology transfer milestones, up to $57.0 million in development milestones, up to $100.0 million in sales-based milestones, contingent upon approval and the commercial success of the Chugai Product, and single-digit royalties on net sales, contingent on approval and commercialization of the Chugai Product. The success of this collaboration is subject to numerous risks and uncertainties, many of which are outside of our control.

Our ability to receive milestone or royalty payments depends on the achievement of specified technology transfer, development, regulatory, and commercial events, many of which depend on both parties' efforts and on the ultimate performance, approval and commercialization of the Chugai Product, including the Compound and the RaniPill HC. As a result, we may not receive any or all of the potential milestone or royalty payments contemplated by the Chugai Collaboration and License Agreement. Chugai has primary responsibility for preclinical and clinical development, regulatory filings, and commercialization of the Chugai Product, while we are responsible for development of the device and for certain manufacturing and supply activities.

Moreover, the development of the Chugai Product is subject to significant scientific, regulatory, and commercial risks inherent in drug and combination product development. There can be no assurance that the Chugai Product will successfully complete preclinical or clinical studies, obtain regulatory approval, or achieve commercial success, if approved.

In addition, Chugai holds certain options and rights under the Agreement, including a one-time right to replace the compound, a right of first refusal for certain additional drug targets, and options to extend its rights to additional drug targets. The exercise of these rights could alter the scope or economics of the collaboration, or may not occur at all, which could affect the potential value of the arrangement to us. If the collaboration is significantly delayed or terminates early, whether due to breach, convenience, or other circumstances, we may be unable to continue development of the Chugai Product. Any of these events could materially harm our business, financial condition, and results of operations.

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

In the past, we have entered into agreements with Chugai, ProGen, Celltrion and certain other pharmaceutical companies concerning the evaluation, formulation, manufacture and/or commercialization of oral versions of certain molecules.

In October 2025, we entered into a Collaboration and License Agreement with Chugai to develop, manufacture, seek regulatory approvals for and, if approved, commercialize a Chugai Product (RT-117) combining Chugai’s Compound, which is in development for hemophilia, and the RaniPill HC capsule for use in humans. If Chugai fails to devote sufficient resources to the collaboration or otherwise determines to reprioritize or discontinue development of the Chugai Product, our ability to advance the program would be materially and adversely affected.

In June 2024, we entered into a Collaboration Agreement with ProGen for the development, manufacture and commercialization of RT-114, an oral version of a GLP-1/GLP-2 dual agonist in the RaniPill HC capsule, worldwide. In January and July 2023, we entered into License and Supply Agreements with Celltrion, under which we receive supply of ustekinumab biosimilar for RT-111 and adalimumab biosimilar for RT-105. Celltrion received rights of first negotiation to obtain development and commercialization rights for RT-111and RT-105 after completion of a Phase 1 clinical trial for the respective molecule that meets its primary endpoint(s). The right of first negotiation with respect to RT-111 has expired and we have not yet initiated a Phase 1 clinical trial with RT-105. Further, Celltrion has a right to terminate the Celltrion Agreement with respect to RT-105 because we did not initiate a Phase 1 clinical trial within a certain period specified in the agreement. If ProGen does not adequately resource or support our collaboration for the development, manufacture and commercialization of RT-114, including providing timely supply of GLP-1/GLP-2 dual agonist for use in RT-114, our ability to develop, manufacture and/or commercialize RT-114 may be adversely affected. Further, if we and Celltrion enter into an agreement granting Celltrion development and commercialization rights for RT-111 or RT-105, we may be reliant on Celltrion to develop and commercialize the applicable product(s) in certain countries or worldwide.

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

Some of our CROs have the ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the volunteers participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.

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

In January 2023, we entered into a License and Supply Agreement with Celltrion, under which Celltrion had a right of first negotiation to obtain development and commercialization rights for RT-111 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). In June 2023, we entered into another License and Supply Agreement with Celltrion, under which we receive supply of adalimumab biosimilar from Celltrion for RT-105 and Celltrion has a right of first negotiation to obtain development and commercialization rights for RT-105 after completion of a Phase 1 clinical trial that meets its primary endpoint(s). Celltrion’s right of first negotiation with respect to RT-111 has expired. For RT-105, Celltrion has no obligation to exercise its right of first negotiation, and if it does exercise such right we may not be able to agree on terms favorable to us or acceptable to us or Celltrion. Accordingly, there can be no assurance that the parties will enter into an agreement granting Celltrion development and commercialization rights for RT-105 following completion of a Phase 1 trial that meets its primary endpoint(s) or any exercise of the right of first negotiation. In November 2023, we announced that we have paused the RT-105 program until we have appropriate resources to continue the development. While the License and Supply Agreement with Celltrion regarding adalimumab biosimilar for RT-105 remains in place, Celltrion has a right to terminate the agreement because we did not initiate a Phase 1 trial with RT-105 within a certain time period specified in the agreement. In addition, as a result of a pausing of the RT-105 program, Celltrion’s interest in exercising its right of first negotiation with respect to that program or negotiating a collaboration for that program could diminish.

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

A key element of our strategy is to leverage the RaniPill platform to expand our pipeline of product candidates and to enter into collaborations, licenses or similar arrangements with third party biopharmaceutical companies to use the RaniPill technology in developing and commercializing the third party’s molecules. In order to do so, we must continue to invest in the RaniPill platform and development capabilities. Although our research and development efforts to date have resulted in a pipeline of our core product candidates, these product candidates may not be safe and effective and may not obtain regulatory approval. In addition, although we plan to develop the RaniPill platform to deliver a diverse pipeline of product candidates across multiple diseases and disorders (alone or with partners), we may not prove to be successful at doing so. Potential partners may not see the opportunities created by the RaniPill platform the same way we do, or at all, and even if they do we may not be able to negotiate and enter into licensing or other transactions with potential partners on favorable terms, or at all. Even if we are successful in continuing to build our pipeline or establishing licensing arrangements with third parties regarding use of our platform for their molecules, the potential product candidates that we or they identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. Even after approval, if we or potential partners cannot successfully develop or commercialize products using the RaniPill technology, or if serious adverse events are discovered after commercialization, we will not be able to generate any product revenue, which would adversely affect our business.

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

Furthermore, certain of the product candidates contemplated by our current product pipeline may require use of the RaniPill HC, which is in early clinical testing. There is no guarantee that we will be able to complete development of the RaniPill HC or that it will be compatible for use with product candidates or that it will achieve test results sufficient to advance it or our product candidates to later stages of development and/or commercialization,, any of which could adversely affect the commercial potential of the RaniPill platform. Additionally, to the extent we are able to develop RaniPill HC or another device with a larger payload capacity, we may be required to conduct additional preclinical or clinical studies to establish performance characteristics of the updated design, and for regulatory authorities to permit evaluation of the updated design in human subjects.

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

The manufacture and packaging of biologics is regulated by the FDA and comparable foreign regulatory authorities and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory authorities. There is a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing biologics and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. Our product candidates require aseptic manufacturing techniques that may present additional manufacturing challenges compared to other oral route of administration products. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the active pharmaceutical ingredients or drug substances for the biologics of our product candidates.

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
•
the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives; and state and foreign laws governing the data privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

For example, in the United States in March 2010, the ACA was enacted to increase access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and the health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (“TrumpRx”) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could materially and adversely affect our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, such as through our employee’s unauthorized use of public generative artificial intelligence (AI) tools, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Further, it is quite possible that a competitor may duplicate portions of our technology, or may develop a similar or alternative technology, without infringing our intellectual property rights; or a competitor may offer similar, duplicative, or competitive products for sale in major commercial markets not covered by our intellectual property rights. Further, termination of our Exclusive License Agreement with ICL may allow a third party to develop alternative technology while exploiting or bypassing our intellectual property rights.

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

We may seek to in-license certain intellectual property rights from other third parties in the future. Such license agreements may impose fee, royalty, insurance, milestone, and other obligations on us. If we fail to comply with our obligations to a licensor, that licensor may have the right to terminate our license, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license. Such an occurrence would materially adversely affect our business prospects.

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

In addition, intellectual property rights that we in-license in the future may be sublicensed under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our sublicense agreements. Should our licensors or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, or if we fail to comply with our development obligations under our license agreements when applicable, our ability to develop and commercialize our product candidates may be materially harmed.

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

The first opposition proceeding involved European Patent No. 2515992, which is generally directed to an ingestible device. On May 15, 2024, oral proceedings were conducted before the Appeal Board. At conclusion of oral proceedings before the EPO Appeal Board, the Board upheld the decision of the Opposition Division to maintain the patent in amended form. The amended patent has been revalidated in the previous European jurisdictions.

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

Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our interest in Rani LLC. Accordingly, we will depend on distributions from Rani LLC to pay our taxes, expenses and dividends. Rani’s ability to make such distributions may be subject to various limitations and restrictions.

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

We anticipate that Rani LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Rani LLC and will also incur expenses related to our operations, which we expect could be significant. Furthermore, our allocable share of Rani LLC’s net taxable income will increase over time as the Continuing LLC Owners redeem or exchange their LLC Interests for shares of our Class A common stock.

We intend, as its managing member, to cause Rani LLC to make cash distributions to the owners of LLC Interests, including us, in an amount sufficient to (i) fund their or our tax obligations in respect of allocations of taxable income from Rani LLC and (ii) cover our operating expenses. However, Rani LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Rani LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Rani LLC insolvent. In addition, for taxable years beginning after December 31, 2017, liability for adjustments to a partnership’s tax return can be imposed on the partnership itself in certain circumstances, absent an election to the contrary. Rani LLC could be subject to material liabilities pursuant to adjustments to its partnership tax returns if, for example, its calculations or allocations of taxable income or loss are incorrect, which also could limit its ability to make distributions to us.

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

Rani LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses. To the extent we do not distribute such excess cash as dividends on our Class A common stock, the holders of units of Rani LLC would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon an exchange or redemption of their units of Rani LLC.

We will receive a portion of any distributions made by Rani LLC. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our debt instruments), the Rani LLC operating agreement requires Rani LLC to make certain distributions to us and the Continuing LLC Owners, pro rata, to facilitate the payment of taxes with respect to the income of Rani LLC that is allocated to us and them. These distributions are based on an assumed tax rate, and to the extent the distributions we receive exceed the amounts we actually require to pay taxes, and other expenses, we will not be required to distribute such excess cash. Our board of directors may, in its sole discretion, choose to use such excess cash for any purpose, including (i) to make distributions to the holders of our Class A common stock, (ii) to acquire additional newly issued LLC Interests, and/or (iii) to repurchase outstanding shares of our Class A common stock. Unless and until our board of directors chooses, in its sole discretion, to declare a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

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

Termination of Occupancy Services under the RMS-ICL Service Agreement requires six months’ notice. In the event the RMS-ICL Service Agreement is terminated by us or ICL, we will need to replicate or replace the occupied space to which we will no longer have the same access. Such changes may be costly to implement and disruptive to our business. Transfer of our operations from the current facility in San Jose, California to that facility would require us to identify and negotiate terms for suitable alternative space, personnel would need to commute to a new location, and we would need to move equipment to and re-calibrate and re-qualify certain equipment in the new space. All of these activities would take time, may delay our ability to operate certain aspects of our business, and may result in significant additional costs.

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

Risks Related to Our Class A Common Stock

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
•
actual or anticipated fluctuations in our financial condition and results of operations;
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

On June 20, 2025, we received a letter from the Listing Qualifications Staff of Nasdaq (“Nasdaq Staff”) notifying us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, and was not in compliance with the Minimum Bid Price Requirement. The notification received had no immediate effect on the listing of our 36common stock on the Nasdaq. In accordance with Nasdaq Listing Rules, we had 180 calendar days to regain compliance with the minimum bid price requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

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

Continuing LLC Owners are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. As a result of certain stockholders requesting such registration, in December 2022, we filed a registration statement on Form S-3 to register 6,009,542 shares of our Class A common stock held by certain of our stockholders. Accordingly, these shares are freely tradable without restriction under the Securities Act.

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

As of February 28, 2026, our named executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially held outstanding stock representing approximately 59% of our voting power. Therefore, these stockholders have substantial influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could, among other things, delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Provisions under California law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

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

Investors may find our Class A common stock less attractive and as a result of our reliance on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•
a requirement that special meetings of stockholders be called only by the chairperson of the board of directors, the chief executive officer, or by a majority of the board of directors;
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
•
a requirement of approval of at least two-thirds (2/3) of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation, with protective provisions in our certificate of incorporation requiring approval of a majority of the voting power of the Class B common stock then outstanding;
•
the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of Class A common stock; and
•
the authorization of three classes of common stock as described above.

Under our amended and restated certificate of incorporation, we have elected to be governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business antitakeover provisions. Section 203 generally prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders. Other provisions in our amended and restated certificate of incorporation and amended and restated bylaws, could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our Class A common stock to decline.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we will be required to obtain attestation as to the effectiveness of our internal control over financial reporting by an independent registered public accounting firm in our first annual report required to be filed with the SEC following the date we become an accelerated filer. As described further below, we identified a material weakness in our internal control over financial reporting that existed as of December 31, 2025.

If we are unable to remediate this material weakness and conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have additional material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or comparable foreign regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control related to a deficiency in the design and implementation effectiveness of the control related to accounting for certain significant and complex or unusual transactions. See “Item 9.A–Controls and Procedures in this Annual Report on Form 10-K.”

Although the material weakness identified did not result in any material misstatements in our consolidated financial statements for the periods presented in this Annual Report and there were otherwise no changes to our previously issued financial statements, our management concluded that this control deficiency existed as of December 31, 2025 and constitute a material weakness. Accordingly, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2025.

We intend to implement measures designed to strengthen our internal control over financial reporting, including revising policies and procedures and implementing additional training to support an effective risk assessment process over evolving and growing areas of our business. The implementation of these remediation measures will require validation and testing the effectiveness of the design and implementation the internal controls over multiple financial reporting cycles. As such, the material weakness will not be considered remediated until management has concluded through the implementation of these remediation measures and additional testing that the controls are effective.

We intend to design and implement new controls and measures to remediate this material weakness as noted above. However, we cannot assure you that the measures we plan on taking will be sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our previously issued financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our Class A common stock.

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

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States, including suppliers of drug substance for our pipeline programs and suppliers of certain raw materials for the manufacture of the RaniPill® capsule. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government had announced substantial tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. Notwithstanding the U.S. Supreme Court’s recent decision invalidating tariffs imposed under the International Emergency Economic Powers Act, the magnitude and impact of tariffs are uncertain and are subject to a variety of factors, including the effective date and duration of additional tariffs, changes in the amount, scope and nature of tariffs in the future, including as a result of litigation or other challenges, any retaliatory tariffs that other countries may impose in response to tariffs levied by the United States and any mitigating actions that may become available.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have heightened and may continue to heighten the risks related to the other risk factors described herein.

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

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain of our management, including our CFO, who oversees our information security team and has over four years of experience overseeing such function.

Our CFO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our CFO is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. The incident management team helps us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes include reporting to the board of directors for certain cybersecurity incidents. The board receives periodic reports from management concerning significant cybersecurity threats and risk and the processes the we have implemented to address them. The board also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

Our corporate headquarters are currently located in San Jose, California. We lease approximately 57,000 square feet of office, research and development, production and manufacturing, and laboratory space for our business. In February 2024, we began occupying approximately 33,000 square feet in Fremont, California, under a lease with a third party. The term of the lease is 63 months. Subject to certain conditions, we have an option to renew the lease for one additional 5-year term at the then-prevailing market rate. We also lease approximately 24,000 square feet in San Jose, California, pursuant to a service agreement with ICL, a related party. The lease for the San Jose facility has a twelve month term that renews automatically on January 1st of each year for a successive twelve-month period, subject to termination by either party upon a six months’ notice. In March 2024, we amended our lease for the San Jose facility to increase our use from 23,000 square feet to 24,000 square feet. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination to declare or pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. Our future ability to pay cash dividends on our capital stock is limited by the terms of the Loan Agreement and may also be limited by the terms of any future debt or preferred securities.

Stockholders

As of February 28, 2026, we had 115 holders of record of our Class A common stock and 16 holders of record of our Class B common stock. The actual number of stockholders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. Shares of our Class B common stock are paired with LLC Units of Rani LLC and are held by Continuing LLC Owners. Shares of Class B common stock are not transferable independent of the LLC Units. Upon exchange of the LLC Units for Class A common stock, the corresponding shares of Class B common stock paired with such LLC Units are cancelled.

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

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We have two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We have completed three Phase 1 clinical trials using the RaniPill GO. We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability. We have tested preclinically the RaniPill HC with multiple therapeutics, including multiple different antibodies and peptides. In December 2025, we initiated a Phase 1 clinical trial with RT-114, a RaniPill HC capsule containing a GLP-1/GLP-2 dual agonist (PG-102), for the treatment of obesity.

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

Financial Update

In October 2025, we entered into a Private Placement pursuant to which we sold (i) 42,633,337 shares of our Class A Common Stock, (ii) warrants to purchase up to an aggregate of 125,000,004 shares of Class A Common Stock or pre-funded warrants (the “Common Warrants”) and (iii) pre-funded warrants to purchase up to an aggregate of 82,366,667 shares of Class A Common Stock (the “Pre-Funded Warrants”), for the aggregate purchase price of approximately $60.3 million (including conversion of the Loan amount of $6.0 million described below). In connection with the Private Placement, we implemented certain governance changes, including amendments to our organizational documents and the termination of certain existing agreements. See “Business Update – Financing” in the Business section above for more information.

In October 2025, we entered into the LSA Amendment with the Lender, pursuant to which the Lender, among other things, converted $6.0 million of outstanding Loans into 12,500,000 shares of Class A Common Stock (or Pre-Funded Warrants in lieu thereof) and Common Warrants to purchase up to 12,500,000 shares of our Class A Common Stock (or Pre-Funded Warrants in lieu thereof), on the same terms as other investors in the Private Placement. In January 2026, the Lender exercised 2,099,844 shares of Pre-Funded Warrants, resulting in 80,266,823 shares of Pre-Funded Warrants outstanding. In September 2025, we modified the exercise price of the warrants to purchase 76,336 shares of our Class A common stock we initially issued to the Lender in August 2022 from $11.79 to $0.50 per share, in consideration for a deferral of a principal repayment due in October 2025. On the modification date, we remeasured the warrants and recognized an additional $15 thousand to interest expense on the our consolidated statement of operations. In December 2025, we repaid all outstanding amounts under the Loan Agreement, including the remaining principal balance of $6.2 million, accrued interest, a final payment of $1.7 million, and a prepayment fee of $0.1 million. We recognized a loss on the extinguishment of the debt of $0.6 million. Upon repayment of these amounts, all obligations under the Loan Agreement were fully satisfied. We no longer have any outstanding debt obligations as of December 31, 2025.

In October 2025, we entered into the Chugai Collaboration and License Agreement with Chugai to develop, manufacture, seek regulatory approvals for and, if approved, commercialize the Product combining Chugai’s Compound, which is in development for hemophilia, and the RaniPill HC oral delivery device for use in humans. Under the Chugai Collaboration and License Agreement, we received a $10.0 million upfront payment and we are eligible to receive up to $18.0 million in technology transfer milestones, up to $57.0 million in development milestones, up to $100.0 million in a series of sales-based milestones, contingent upon approval and the commercial success of the Product, and single digit royalties on net sales, contingent on approval and commercialization of the Product. Of the $10.0 million upfront payment, $8.0 million was received in cash and $2.0 million remains in accounts receivable relates to tax withheld by the Japanese tax authorities, which is expected to be refunded to us upon submission and acceptance of the required residency certificate. See “Business Update – Collaboration” in the Business section above for more information.

In July 2025, we entered into the July 2025 Securities Purchase Agreement with an institutional investor, relating to the issuance and sale of 4,354,000 shares of Class A common stock and pre-funded warrants to purchase 3,146,000 shares of Class A common stock (the "Offering"). The pre-funded warrants are exercisable immediately following the closing date of the Offering and have an unlimited term and an exercise price of $0.0001 per share. The Offering price was $0.40 per share of Class A common stock and $0.3999 per pre-funded warrant for total gross proceeds of $3.0 million. After closing of the Offering, the institutional investor fully exercised all pre-funded warrants.

In May 2025, we entered into the Letter Agreement with an existing institutional investor (the “Equity Investor”) pursuant to which the Equity Investor exercised for cash all outstanding Series B and Series C warrants at a reduced exercise price of $0.65 per share in consideration for the issuance of Series D Warrant to purchase an aggregate of 13,160,172 shares of Class A common stock with the exercise price of $0.65 per share. In October 2025, the Equity Investor exercised 6,967,150 shares of Series D Warrants, resulting in 6,193,022 shares of Series D Warrants remained outstanding. We received cash proceeds of $4.5 million as a result of the exercise.

As of December 31, 2025, our cash, cash equivalents and marketable securities totaled $49.7 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill HC device and to commercialize any of our product candidates. We may seek to raise capital through equity offerings or debt financings, collaboration agreements, or other arrangements with other companies, or through other sources of financing.

Business Update

In October 2025, we entered into the Chugai Collaboration and License Agreement with Chugai to develop, manufacture, seek regulatory approvals for and, if approved, commercialize the Chugai Product (RT-117) combining Chugai’s Compound, which is in development for hemophilia, and the RaniPill HC oral delivery device for use in humans.

CEO Compensation

In November 2023, our Board approved a reduction in the annual salary of Talat Imran, our Chief Executive Officer, from $520,000 to $100,000, effective November 1, 2023 through December 31, 2024 or until such time as we receive gross proceeds of $50,000,000 or more, in the aggregate, from equity financing and/or one or more non-dilutive strategic, licensing or partnering transactions (the “Financing Threshold”). In November 2024, the Board approved to extend the reduction in annual salary of Talat Imran through December 31, 2025, or until the Financing Threshold is met.

In October 2025, the Board deemed it advisable to reinstate Talat Imran’s salary to its full amount in view of the gross proceeds received from the Private Placement and the non-dilutive Chugai Collaboration and License Agreement in excess of the Financing Threshold. Accordingly, the Board reinstated Talat Imran’s salary to $625,100, effective October 20, 2025.

Exclusive License Agreement

In November 2025, as part of a strategic focusing of our resources, we notified ICL that we are terminating the Amended and Restated Exclusive License Agreement in its entirety. The termination became effective on January 18, 2026, and we no longer have any obligations to ICL under the Amended and Restated Exclusive License Agreement. See “Intellectual Property – Exclusive License Agreement” in the Business section above for more information.

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

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2025	2024	Change
Contract revenue	$1,633	$1,028	58.9%
Operating expenses
Research and development	20,205	26,682	(24.3)%
General and administrative	19,738	23,946	(17.6)%
Impairment loss	—	3,714	(100.0)%
Total operating expenses	$39,943	$54,342	(26.5)%
Loss from operations	(38,310)	(53,314)	(28.1)%
Other income (expense), net
Interest income and other, net	827	1,763	(53.1)%
Interest expense and other, net	(2,891)	(5,033)	(42.6)%
Loss on extinguishment of debt	(576)	—	100.0%
Net loss	$(40,950)	$(56,584)	(27.6)%
Net loss attributable to non-controlling interest	(11,277)	(26,566)	(57.6)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(29,673)	$(30,018)	(1.1)%

Contract Revenue

Contract revenue of $1.6 million for the year ended December 31, 2025, was attributable to $1.5 million from Chugai License and Collaboration Agreement and $0.1 million from evaluation services performed for Chugai. There was $1.0 million of contract revenue for the same period in 2024 attributable to evaluation services performed for a customer.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Year Ended December 31,
	2025	2024
Payroll, stock-based compensation and related benefits	$14,575	$19,904
Facilities, materials and supplies	4,781	5,390
Third-party services	824	1,309
Other	25	79
Total	$20,205	$26,682

The decrease of $6.5 million in research and development expenses for the year ended December 31, 2025, as compared to the same period in 2024, was primarily attributed to lower compensation costs of $5.3 million, $0.6 million reduction in facilities, materials and supplies, $0.5 million reduction in third-party services and $0.1 million decrease in other expenses. These reductions reflect cost containment efforts, including the temporary pause or termination of certain R&D programs. We anticipate the R&D expenses to increase in future periods as we resume some of these programs and continue to invest in product development.

General and Administrative Expenses

The decrease of $4.2 million in general and administrative expenses in the year ended December 31, 2025, as compared to the same period in 2024, was primarily attributed to lower compensation costs of $2.6 million, $0.5 million reduction in third-party services, $0.7 million reduction in other costs, and $0.4 million reduction in facilities, materials and supplies.

Impairment Loss

As of December 31, 2024, the impairment loss of $3.7 million was attributable to construction-in-progress property and equipment. Rani considers many factors in evaluating whether the value of its construction-in-progress property and equipment may not be recoverable, including, but not limited to, alternative use, cost-savings and strategic considerations. As a result, it was determined that the carrying amount of the construction-in-progress property and equipment exceeded its fair value and was written down to its salvage value. There was no impairment loss for the same period in 2025.

Other Income (Expense), Net

The decrease of $0.6 million in other expenses, net, in the year ended December 31, 2025, as compared to the same period in 2024, was primarily attributed to a decrease in interest income of $0.9 million from our investment in marketable securities, the recognition of a $0.6 million loss on the extinguishment of debt, offset by a decrease in interest expense of $2.1 million driven by the repayment and extinguishment of debt in 2025.

Liquidity and Capital Resources

Overview

We have incurred recurring losses and negative cash flows from operations since inception, including net loss of $41.0 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $132.6 million and for the year ended December 31, 2025, had negative cash flows from operations of $18.7 million. As of December 31, 2025, our cash, cash equivalents and marketable securities totaled $49.7 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date of issuance of these consolidated financial statements.

Financial Update

In October 2025, we entered into a Private Placement pursuant to which we sold (i) 42,633,337 shares of our Class A Common Stock, (ii) warrants to purchase up to an aggregate of 125,000,004 shares of Class A Common Stock or pre-funded warrants (the “Common Warrants”) and (iii) pre-funded warrants to purchase up to an aggregate of 82,366,667 shares of Class A Common Stock (the “Pre-Funded Warrants”), for the aggregate purchase price of approximately $60.3 million (including conversion of the Loan amount of $6.0 million described below).

The Common Warrants are exercisable following the effective date of stockholder approval in December 2025 and have a term of five years following the initial exercise date. The Common Warrants have an exercise price of $0.48 per share. The Pre-Funded Warrants are exercisable immediately, have an unlimited term and an exercise price of $0.0001 per share.

In August 2022, we entered into the Loan Agreement with the Lender. The Loan Agreement provided for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million available to be drawn between October 1, 2022 and December 31, 2022, which was drawn in December 2022. The remaining $15.0 million of Loans was uncommitted and subject to certain conditions and was no longer available under the Loan Agreement. The Loan Agreement also contained various covenants and restrictive provisions. There have been no material adverse events in connection with the Loan Agreement. The Loan principal was repayable in equal monthly installments which began in September 2024.

In October 2025, we entered into the LSA Amendment with the Lender, pursuant to which the Lender, among other things, converted $6.0 million of outstanding Loans into 12,500,000 shares of our Class A Common Stock (or Pre-Funded Warrants in lieu thereof) and Common Warrants to purchase up to 12,500,000 shares of Class A Common Stock (or Pre-Funded Warrants in lieu thereof), on the same terms as other investors in the Private Placement. In January 2026, the Lender exercised 2,099,844 shares of Pre-Funded Warrants, resulting in 80,266,823 shares of Pre-Funded Warrants outstanding. In December 2025, we repaid $7.9 million in cash to settle all obligations under the Loan Agreement, including the remaining principal balance of $6.2 million, a final payment of $1.7 million, and a prepayment fee of $0.1 million, offset by an interest refund of $0.1 million. We recognized a loss on the extinguishment of the debt of $0.6 million. Upon repayment of these amounts, all obligations under the Loan Agreement were fully satisfied. We no longer have any outstanding debt obligations as of December 31, 2025.

In October 2025, we entered into the Chugai Collaboration and License Agreement to develop, manufacture, seek regulatory approvals for and, if approved, commercialize the Chugai Product combining Chugai’s Compound, which is in development for hemophilia, and the RaniPill HC oral delivery device for use in humans. Under the Chugai Collaboration and License Agreement, we received a $10.0 million upfront payment and we are eligible to receive up to $18.0 million in technology transfer milestones, up to $57.0 million in development milestones, up to $100.0 million in a series of sales-based milestones, contingent upon approval and the commercial success of the Chugai Product, and single digit royalties on net sales, contingent on approval and commercialization of the Chugai Product. Of the $10.0 million upfront payment, $8.0 million was received in cash and $2.0 million remains in accounts receivable relates to tax withheld by the Japanese tax authorities, which is expected to be refunded to us upon submission and acceptance of the required residency certificate.

In July 2025, we entered into the July 2025 Securities Purchase Agreement with an institutional investor, relating to the issuance and sale of 4,354,000 shares of Class A common stock and pre-funded warrants to purchase 3,146,000 shares of Class A common stock. The pre-funded warrants are exercisable immediately following the closing date of the Offering and have an unlimited term and an exercise price of $0.0001 per share. The Offering price was $0.40 per share of Class A common stock and

$0.3999 per pre-funded warrant for total gross proceeds of $3.0 million. After closing of the Offering, the institutional investor fully exercised all pre-funded warrants.

In May 2025, we entered into the Letter Agreement with an existing institutional investor (the “Equity Investor”) pursuant to which the Equity Investor exercised for cash all outstanding Series B and Series C warrants at a reduced exercise price of $0.65 per share in consideration for our issuance of a the Series D Warrant to purchase an aggregate of 13,160,172 shares of Class A common stock with the exercise price of $0.65 per share. In October 2025, the Equity Investor exercised 6,967,150 shares of Series D Warrants, resulting in 6,193,022 shares of Series D Warrants outstanding. We received cash proceeds of $4.5 million as a result of the exercise.

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

The following table summarizes our cash, cash equivalents, and marketable securities:

	December 31,
	2025	2024
Cash and cash equivalents	$18,618	$3,762
Marketable securities	31,091	23,877
Total cash, cash equivalents and marketable securities	$49,709	$27,639

As of December 31, 2025, we had cash and cash equivalents and marketable securities of $49.7 million, compared to $27.6 million as of December 31, 2024.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(18,714)	$(35,496)
Net cash provided by (used in) investing activities	(7,030)	19,809
Net cash provided by financing activities	40,300	13,585
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$14,556	$(2,102)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $18.7 million, which was primarily attributable to a net loss of $41.0 million and net accretion and amortization of investments in marketable securities of $0.3 million, partially offset by stock-based compensation expense of $11.8 million, non-cash lease expense of $1.9 million, amortization of debt discount and issuance costs of $0.2 million, depreciation and amortization expense of $1.0 million, loss on extinguishment of debt of $0.6 million, and warrant expense of $0.2 million. Additionally, there was an increase in accounts receivable of $2.0 million, a decrease to contract assets of $0.4 million, a decrease in accounts payable of $1.1 million, an increase in accrued expenses and other current liabilities of $3.2 million, a decrease in operating lease liabilities of $1.9 million, and increase to deferred revenue of $8.5 million, and an increase of $0.2 million in prepaid expenses and other current assets for the year ended December 31, 2025.

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

Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $7.0 million, which primarily consisted of $26.8 million in proceeds from maturities of marketable securities partially offset by $33.7 million in purchases of marketable securities and $0.1 million in purchases of property and equipment, respectively.

For the year ended December 31, 2024, net cash provided by investing activities was $19.8 million, which primarily consisted of $77.6 million in proceeds from maturities of marketable securities partially offset by $57.5 million in purchases of marketable securities and $0.3 million in purchases of property and equipment, respectively.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $40.3 million, which primarily consisted of net proceeds of $49.8 million from the Private Placement, net proceeds from exercise of warrants of $3.9 million, net proceeds of $2.8 million from the July 2025 Securities Purchase Agreement, proceeds of $0.1 million from the issuance of common stock under employee stock purchase plan, and $4.5 million from the exercise of Series D warrants, partially offset by $20.7 million repayment of debt and $0.1 million from tax withholdings paid on behalf of employees.

For the year ended December 31, 2024, net cash provided by financing activities was $13.6 million, which primarily consisted of net proceeds of $9.4 million from a securities purchase agreement entered into in October 2024 (the "October 2024 Securities Purchase Agreement"), net proceeds of $8.9 million from a securities purchase agreement entered into in July 2024 (the "July 2024 Securities Purchase Agreement"), and $0.3 million from the issuance of common stock under employee stock purchase plan, partially offset by $5.0 million repayment of debt.

Contractual Obligations and Other Commitments

In October 2025, we entered into the LSA Amendment with the Lender, pursuant to which the Lender, among other things, converted $6.0 million of outstanding Loans into 12,500,000 shares of our Class A Common Stock (or Pre-Funded Warrants in lieu thereof) and Common Warrants to purchase up to 12,500,000 shares of Class A Common Stock (or Pre-Funded Warrants in lieu thereof), on the same terms as the other purchasers in the Private Placement (see Note 13 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information).

In December 2025, we repaid $7.9 million in cash to settle all obligations under the Loan Agreement, including the remaining principal balance of $6.2 million, a final payment of $1.7 million, and a prepayment fee of $0.1 million, offset by an interest refund of $0.1 million. We recognized a loss on the extinguishment of the debt of $0.6 million. Upon repayment of these amounts, all obligations under the Loan Agreement were fully satisfied. We no longer have any outstanding debt obligations as of December 31, 2025.

In October 2025, we entered into the Chugai Collaboration and License Agreement with Chugai to develop, manufacture, seek regulatory approvals for and, if approved, commercialize the Chugai Product combining Chugai’s Compound, which is in development for hemophilia, and the RaniPill HC oral delivery device for use in humans. In accordance with a development plan, the parties have allocated responsibility for the development of the Chugai Product worldwide, with Chugai leading and having sole responsibility for clinical, regulatory, and commercial activities. The parties will allocate preclinical, Chemistry Manufacturing and Controls, and manufacturing and supply activities between each other. Chugai is primarily responsible for preclinical development, manufacturing and supply of the Compound, and Rani is primarily responsible for seeking positive regulatory feedback related to the sterility of the microneedle used in the RaniPill, providing regulatory support to Chugai as needed, and performing Chemistry Manufacturing and Controls of the RaniPill. If elected by Chugai, the Company will also be responsible for manufacturing and supply of the Chugai Product (see Note 6 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information).

The following table summarizes our contractual obligations and commitments as of December 31, 2025 (in thousands):

	As of December 31, 2025
	Total	Short-term	Long-term
Operating leases (1)	$4,318	$1,586	$2,732

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

As of December 31, 2025 and 2024, we assessed the recoverability of the long-lived assets relating to our long-lived assets We considered many factors in evaluating whether the value of our long-lived assets may not be recoverable, including, but not limited to, alternative use, cost-savings and strategic considerations. As a result, we did not identify any impairment losses as of December 31, 2025. In 2024, we considered many factors in evaluating whether the value of its construction-in-progress property and equipment may not be recoverable, including, but not limited to, alternative use, cost-savings and strategic considerations. As a result, we determined the carrying amount of the construction-in-progress property and equipment exceeded its fair value, and was written down to its salvage value. Therefore, an impairment loss of $3.7 million was recognized as of December 31, 2024, related to construction-in-progress property and equipment.

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

To the Stockholders and Board of Directors of

Rani Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rani Therapeutics Holdings, Inc. (the

“Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss,

changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes

(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAS P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

San Francisco, California

March 26, 2026

Report of Independent Registered Public Accounting Firm

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2024 through 2025.

San Francisco, California

March 31, 2025

RANI THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$18,618	$3,762
Accounts receivable	2,042	—
Contract asset	—	428
Marketable securities	31,091	23,877
Prepaid expenses and other current assets	1,570	1,677
Total current assets	53,321	29,744
Property and equipment, net	736	1,548
Operating lease right-of-use asset	4,318	5,096
Other assets	246	246
Total assets	$58,621	$36,634
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$309	$1,359
Accrued expenses and other current liabilities	3,943	2,073
Current portion of deferred revenue	6,831	—
Current portion of long-term debt	—	15,000
Current portion of operating lease liability	1,586	1,459
Total current liabilities	12,669	19,891
Long-term deferred revenue	1,708	—
Long-term debt, less current portion	—	9,613
Operating lease liability, less current portion	2,732	3,637
Total liabilities	17,109	33,141
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 97,622 and 33,430 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	9	3
Class B common stock, $0.0001 par value - 40,000 shares authorized; 23,970 and 23,972 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	165,578	104,889
Accumulated other comprehensive gain	1	5
Accumulated deficit	(132,580)	(102,907)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	33,010	1,992
Non-controlling interest	8,502	1,501
Total stockholders' equity	41,512	3,493
Total liabilities and stockholders' equity	$58,621	$36,634

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Contract revenue	$1,633	$1,028
Operating expenses
Research and development	20,205	26,682
General and administrative	19,738	23,946
Impairment loss	—	3,714
Total operating expenses	$39,943	$54,342
Loss from operations	(38,310)	(53,314)
Other income (expense), net
Interest income and other, net	827	1,763
Interest expense and other, net	(2,891)	(5,033)
Loss on extinguishment of debt	(576)	—
Net loss	$(40,950)	$(56,584)
Net loss attributable to non-controlling interest	(11,277)	(26,566)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(29,673)	$(30,018)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.45)	$(1.05)
Weighted-average Class A common shares outstanding—basic and diluted	66,138	28,476

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(40,950)	$(56,584)
Other comprehensive loss
Net unrealized (loss) gain on marketable securities	(6)	33
Comprehensive loss	$(40,956)	$(56,551)
Comprehensive loss attributable to non-controlling interest	(11,279)	(26,550)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(29,677)	$(30,001)

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	26,036	$3	24,116	$2	$85,762	$(12)	$(72,889)	$12,577	$25,443
Issuance of common stock in connection with the October Securities Purchase Agreement, net of issuance costs of $621	3,000	—	—	—	9,379	—	—	—	9,379
Exercise of pre-funded warrants issued in connection with the October Securities Purchase Agreement	333	—	—	—	—	—	—	—	—
Issuance of common stock in connection with the July Securities Purchase Agreement, net of issuance costs of $1,117	2,800	—	—	—	8,883	—	—	—	8,883
Exercise of pre-funded warrants issued in connection with the July Securities Purchase Agreement	447	—	—	—	—	—	—	—	—
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	395	—	—	—	4	—	—	—	4
Issuance of common stock under employee stock purchase plan	159	—	—	—	304	—	—	—	304
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	260	—	(144)	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(7,980)	—	—	7,980	—
Stock-based compensation	—	—	—	—	8,537	—	—	7,494	16,031
Net loss	—	—	—	—	—	—	(30,018)	(26,566)	(56,584)
Other comprehensive gain	—	—	—	—	—	17	—	16	33
Balance at December 31, 2024	33,430	$3	23,972	$2	$104,889	$5	$(102,907)	$1,501	$3,493
Exercise of warrants issued in connection with the July 2024 and October 2024 Securities Purchase Agreement, net of issuance costs of $408	5,419	—	—	—	3,869	—	—	—	3,869
Issuance of common stock and pre-funded warrants in connection with the July 2025 Securities Purchase Agreement, net of issuance costs of $189	7,500	1	—	—	2,810	—	—	—	2,811
Issuance of common stock, warrants, and pre-funded warrants in connection with the Private Placement, net of issuance costs of $4,467	42,633	4	—	—	55,784	—	—	—	55,788
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	107	—	(2)	—	—	—	—	—	—
Warrant issued for services provided	—	—	—	—	152	—	—	—	152
Warrant modification expense	—	—	—	—	15	—	—	—	15
Exercise of pre-funded warrants in connection with the Letter Agreement (the Abeyance Shares)	1,161	—	—	—	—	—	—	—	—
Exercise of Series D warrants in connection with the Letter Agreement	6,967	1	—	—	4,529	—	—	—	4,530
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	267	—	—	—	(59)	—	—	—	(59)
Issuance of common stock from exercise of stock options	10	—	—	—	10	—	—	—	10
Issuance of common stock under employee stock purchase plan	128	—	—	—	61	—	—	—	61
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(14,050)	—	—	14,050	—
Stock-based compensation	—	—	—	—	7,568	—	—	4,230	11,798
Net loss	—	—	—	—	—	—	(29,673)	(11,277)	(40,950)
Other comprehensive loss	—	—	—	—	—	(4)	—	(2)	(6)
Balance at December 31, 2025	97,622	$9	23,970	$2	$165,578	$1	$(132,580)	$8,502	$41,512

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(40,950)	$(56,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,798	16,031
Depreciation and amortization	900	1,028
Net accretion and amortization of investments in marketable securities	(278)	(1,247)
Loss on disposal of property and equipment	—	65
Impairment loss	—	3,714
Non-cash operating lease expense	1,908	1,809
Amortization of debt discount and issuance costs	207	232
Loss on extinguishment of debt	576	—
Warrant issued for services provided	152	—
Modification expense related to warrants	15	—
Changes in operating assets and liabilities:
Accounts receivable	(2,042)	—
Contract asset	428	(428)
Prepaid expenses and other current assets	(192)	631
Accounts payable	(1,050)	711
Accrued expenses and other current liabilities	3,184	350
Deferred revenue	8,539	-
Operating lease liabilities	(1,909)	(1,808)
Net cash used in operating activities	(18,714)	(35,496)
Cash flows from investing activities
Proceeds from maturities of marketable securities	26,750	77,550
Purchases of marketable securities	(33,692)	(57,473)
Purchases of property and equipment	(88)	(268)
Net cash (used in) provided by investing activities	(7,030)	19,809
Cash flows from financing activities
Proceeds from Exercise of warrants issued in connection with the July 2024 and October 2024 Securities Purchase Agreement, net of issuance costs of $408	3,869	—
Proceeds from issuance of common stock and pre-funded warrants in connection with the October 2024 Securities Purchase Agreement, net of issuance costs of $621	—	9,379
Proceeds from issuance of common stock and pre-funded warrants in connection with the July 2025 Securities Purchase Agreement, net of issuance costs of $189	2,811	—
Proceeds from issuance of common stock and pre-funded warrants in connection with the July 2024 Securities Purchase Agreement, net of issuance costs of $1,117	—	8,883
Issuance of common stock under employee stock purchase plan	61	304
Proceeds from employee stock purchase plan	12	15
Proceeds from issuance of common stock in connection with the Private Placement, net of issuance costs of $4,467	49,788	—
Proceeds from exercise of Series D Warrants	4,530	—
Proceeds from exercise of stock options	10	51
Tax withholdings paid on behalf of employees for net share settlement	(59)	(47)
Repayment of debt	(20,722)	(5,000)
Net cash provided by financing activities	40,300	13,585
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	14,556	(2,102)
Cash, cash equivalents and restricted cash equivalents, beginning of period	4,262	6,364
Cash, cash equivalents and restricted cash equivalents, end of period	18,818	4,262
Supplemental disclosures of cash flow information
Cash paid for interest	$2,121	$4,112
Cash paid for corporate taxes, net	$—	$—
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,731
Exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	$298	$721
Remeasurement of operating lease right-of-use assets	$666	$589
Interest income receivable included in prepaid expenses and other current assets	$121	$9
Unrealized loss on short-term investments	$(6)	$—
Conversion of debt principal into common stock (Note 13)	$(6,000)	$—

The accompanying notes are an integral part of these consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Notes to THE Consolidated Financial Statements

1. Nature of Business, Organization and Liquidity

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

As part of the Organizational Transactions, the Company entered into a Registration Rights Agreement with certain individuals and entities that continued to hold economic nonvoting Class A units of Rani LLC (“Class A Units”), collectively referred to herein as the “Continuing LLC Owners”. The Continuing LLC Owners are entitled to exchange, subject to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of Rani LLC (the “Amended Rani LLC Agreement”), the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Amended Rani LLC Agreement. As of December 31, 2025, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,164,515 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $41.0 million for the year ended December 31, 2025. As of December 31, 2025, the Company had an accumulated deficit of $132.6 million and for the year ended December 31, 2025 had negative cash flows from operations of $18.7 million. The Company expects that its cash, cash equivalents, and marketable securities of $49.7 million as of December 31, 2025, will be sufficient to fund its operations through at least twelve months from the date of these consolidated financial statements are issued.

The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues to develop the RaniPill capsule. The Company expects to finance its future operations with its existing cash and through strategic financing opportunities that could include, but are not limited to, future offerings of its equity, collaboration or licensing agreements, or the incurrence of debt. However, there is no guarantee that any new strategic or financing opportunities will be executed or realized on favorable terms, if at all. The Company will not generate any revenue from product sales unless, and until, it successfully completes clinical development and obtains regulatory approval of its product candidates. While the Company may generate collaboration or license revenue prior to product approval, the timing and amount of such revenue are inherently uncertain. If the Company obtains regulatory approval for the RaniPill capsule, it expects to incur significant expenses related to developing its internal commercialization capability to support manufacturing, product sales, marketing, and distribution.

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

Revenue Recognition

The Company may generate revenue from evaluation arrangements (Note 6), under which the Company performs evaluation services of the partner's drug molecules using the Rani Pill platform technology. The Company may also generate revenue from customer-vendor components within certain collaboration and license arrangements (Note 6) with certain pharmaceutical partners, which may include the grant of licenses to the Company's intellectual property and initial information transfer. Considerations for such arrangements may include non-refundable upfront license fees; payments based on the achievement of development, regulatory, or commercialization milestones; and future royalties on net sales of licensed products. The Company disaggregates revenue by major revenue stream, including collaboration and license arrangements and evaluation arrangements, which management believes best depicts the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company determines revenue recognition for arrangements within the scope of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customer ("ASC 606") by performing the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

In certain arrangements, the nature of the Company’s promise may include a stand‑ready obligation, under which the Company provides ongoing availability of specialized personnel, technical expertise, or regulatory support over a defined period. In such cases, the customer receives and consumes benefits as the Company stands ready to perform throughout the period, and revenue is recognized over time on a straight-line basis, which faithfully depicts the transfer of those benefits.

For arrangements that include multiple performance obligations, the Company allocates the transaction price to the identified performance obligations based on the standalone selling price (“SSP”) of each distinct performance obligation. In instances where SSP is not directly observable, the Company develops assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. The Company has no arrangements with multiple performance obligations for the years ended December 31, 2025 and 2024.

Certain contracts within the scope of ASC 606 may include variable consideration, such as milestone or other contingent payments. The Company must make judgments to determine the estimates for certain variable considerations. Variable consideration is estimated using the most likely amount method for event-based milestones and other contingent payments. Variable consideration is included in the transaction price only to the extent it is probable that a significant revenue reversal will not occur when the uncertainty is resolved. The Company continues to re-evaluate the transaction price in each reporting period as contingencies are resolved and other changes in circumstances occur.

Evaluation Arrangements

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

License Fees

As part of the collaboration and license agreement, the Company may grant licenses to its intellectual property ("IP"). Considerations for such arrangements may include non-refundable upfront license fees.

When the Company grants a license to its intellectual property, it determines whether the nature of the intellectual property is functional or symbolic. Functional intellectual property has significant standalone functionality and provides the customer with a right to use the intellectual property as it exists at the point in time the license is granted. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer. Symbolic intellectual property does not have significant standalone functionality. A license to symbolic IP provides the customer with a right to access the Company's intellectual property over time.

If a license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as licensing revenue, at the point in time, upon transfer of control of the license.

In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers whether a customer can benefit from the license on its own, or with other readily available resources, or if it needs to be combined with other promises in order to generate economic benefits.

In certain collaboration arrangements, a license to functional intellectual property may not be distinct from other promised goods or services, such as initial technology or information transfer, development‑related support, or regulatory‑related obligations. When these activities significantly enhance the utility of the license, or are highly interdependent with it, the Company combines the license with those activities into a single performance obligation.

If a license is determined to not be distinct and is combined with other promises into a single performance obligation, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue.

Milestones and Other Contingent Payments

At contract inception, the Company evaluates whether each milestone or other contingent payments are considered probable of being achieved and estimates the amount to include in the initial transaction price using the most likely amount method. Variable consideration is included in the initial transaction price only to the extent that it is probable that a significant revenue reversal will not occur when the uncertainty is resolved. The Company evaluates factors such as the scientific, clinical, regulatory, manufacturing, commercial, and other risks that must be overcome to achieve the particular contingency in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. Milestones that are outside the Company's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore, the variable consideration is constrained. At each reporting period, the Company updates its assessment of the probability of achieving each milestone and other contingencies subject to constraint and adjusts its estimate of the transaction price as necessary. Adjustments are recorded on a cumulative catch-up basis.

For arrangements that include sales-based milestone payments and royalties on net sales of licensed products, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied.

Customer options, such as options granted to allow a customer to acquire later stage evaluation services, are evaluated at contract inception in order to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price, and revenue is recognized when or as the future goods or services are transferred or when the option expires. Customer options that are not material rights do not give rise to a separate performance obligation, and as such, the additional consideration that would result from a customer exercising an option in the future is not included in the transaction price for the current contract. Instead, the option is deemed a marketing offer, and additional option fee payments are recognized as revenue when the licensee exercises the option. The exercise of an option that does not represent a material right is treated as a separate contract for accounting purposes.

Incremental costs of obtaining contracts are expensed when incurred, when the amortization period of the assets that otherwise would have been recognized is one year or less. To date, none of these costs have been material. The costs to fulfill the contracts are determined to be immaterial and are recognized as an expense when incurred.

Collaborative Arrangements

The Company enters into collaboration agreements (Note 6) that may involve joint research, development, manufacturing, or commercialization activities with third parties. The Company evaluates whether each arrangement is subject to ASC Topic 808: Collaborative Arrangements ("ASC 808") based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards that depend on the ultimate commercial success of the arrangement. To the extent that the arrangement falls within the scope of ASC 808 and the Company concludes that its collaboration partner is not a customer, the Company presents amounts due from its collaboration partner as a reduction of research and development expense based on the nature of such payments.

To the extent an arrangement includes both customer‑vendor components and collaborative research or development activities, the Company applies ASC 606 to the customer‑vendor components and records reimbursements related to collaborative activities as a reduction of research and development expense under ASC 808.

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

General and Administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including benefits and stock-based compensation, for personnel in the Company’s executive and administrative functions. Additional general and administrative costs include professional fees for legal, accounting, auditing, tax, and consulting services, as well as facility and office expenses. General and administrative costs are expensed as incurred.

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

The Company determines the grant-date fair value of options to purchase common shares using the Black-Scholes option-pricing model which requires inputs based on certain subjective assumptions, including the expected stock price volatility derived from historical stock volatilities of the Company’s own stock price and public peer companies, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. Such assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s consolidated results of operations.

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

Pursuant to the terms of the Private Placement, the Company entered into a Tax Receivable Agreement Termination and Release Agreement (the “TRA Termination Agreement”) in December 2025 to terminate the TRA, entered into in connection with the IPO and Organizational Transactions, and disclaim any rights or interests thereunder. As a result of the termination, the Company has no further obligations under the TRA, and no tax benefit payments or early termination payments were required in connection with such termination. The TRA Termination Agreement provides for the mutual release of the parties from all obligations under the TRA, effective as of December 31, 2025.

Non-Controlling Interest

Non-controlling interest ("NCI") represents the portion of income or loss, net assets and comprehensive loss of the Company's consolidated subsidiary that is not allocable to Rani Holdings based on the Company's percentage of ownership of Rani LLC.

In August 2021, based on the Organizational Transactions, Rani Holdings became the sole managing member of Rani LLC. As of December 31, 2025, Rani Holdings held approximately 80% of the Class A Units of Rani LLC, and approximately 20% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. Therefore, the Company reports NCI based on the Class A Units of Rani LLC held by the Continuing LLC Owners on its consolidated balance sheet as of December 31, 2025. Income or loss attributed to the NCI in Rani LLC is based on the Class A Units outstanding during the period for which the income or loss is generated and is presented on the consolidated statements of operations and comprehensive loss.

Future exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC will result in a change in ownership and reduce or increase the amount recorded as NCI and increase or decrease additional paid-in-capital when Rani LLC has positive or negative net assets, respectively. From the date of the Organizational Transactions to December 31, 2025, there were 5,378,539 exchanges of Paired Interests and 362,821 exchanges of non-corresponding Class A Units of Rani LLC for an equal number of shares of the Company's Class A common stock.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the consolidated balance sheet which, in aggregate, represents the amount reported in the consolidated statements of cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Cash and cash equivalents	$18,618	$3,762
Restricted cash equivalents	200	500
Total cash, cash equivalents and restricted cash equivalents	$18,818	$4,262

Accounts Receivable

Accounts receivable primarily consist of amounts due from customers under revenue arrangements. Receivables are recorded when revenue is recognized and are recorded net of any allowance for current expected credit losses measured based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluates its accounts receivable for expected credit losses in accordance with ASC 326 “Financial Instruments - Credit Losses” (“ASC 326”). Receivables are primarily due from collaboration partners and government agencies with strong credit profiles. The Company has no history of credit losses with these counterparties and collection has historically occurred within contractual terms. Based on this evaluation, the Company determined that expected credit losses are not material, and therefore no allowance was recorded as of December 31, 2025.

As of December 31, 2025 and 2024, there were $2.0 million and $0, respectively, of accounts receivable recorded in the Company's consolidated balance sheets. As of January 1, 2024, there were no accounts receivable recorded.

Contract Balances

A contract asset is created when the Company satisfies a performance obligation by transferring a promised good or service to the customer. Contract assets may represent conditional or unconditional rights to consideration. The right is conditional and recorded as a contract asset if the Company must first satisfy another performance obligation in the contract before it is entitled to payment from the customer. Contract assets are transferred to accounts receivable once the right becomes unconditional. If the Company has the unconditional right to receive consideration from the customer, the contract asset is accounted for as accounts receivable and presented separately from contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. During the years ended December 31, 2024 and 2025, net change on contract asset balance due to timing of billing, payment and recognition was $0 and $0.4 million, respectively. As of January 1, 2024, the contract asset recorded was $0.

Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of performance or where the Company has unsatisfied performance obligations. As of December 31, 2025 and December 31, 2024, there were $8.5 million and $0, respectively, of deferred revenue recognized for unsatisfied evaluation services.

Marketable Securities

The Company invests its excess cash in marketable securities with high credit ratings including money market funds, securities issued by U.S. and international governments and their agencies, corporate debt securities and commercial paper. The Company has assessed U.S. government treasuries and agencies and money market funds as Level 1 and corporate debt securities and commercial paper as Level 2 within the fair value hierarchy. All the Company's marketable securities have been accounted for as available-for-sale and carried at fair value. The Company classifies all its available-for-sale marketable securities, including those with maturity dates beyond one year, as current assets on the consolidated balance sheets as the Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income and other, net on the consolidated statements of operations and comprehensive loss. Realized gains and losses on marketable securities are included in other income (expense) on the consolidated statements of operations. Gains and losses on sales are recorded based on the trade date and determined using the specific identification method.

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

As of December 31, 2025 and 2024, the carrying values of current assets, current liabilities, short-term debt, and some of the marketable securities balances classified as level 2 approximate fair value due to their short-term nature, respectively.

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

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation and amortization calculated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Leasehold improvements are amortized over the shorter of the related lease term or useful life. The Company’s property and equipment as of December 31, 2025 consists of laboratory equipment, office equipment, software, and leasehold improvements. Maintenance and repairs are charged to operations when incurred, while betterments or renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in the results of operations. Construction-in-progress consists of production equipment that will be used to scale-up the manufacturing of the RaniPill capsule for clinical trials and that has been determined to have an alternative future use. Construction-in-progress is stated at cost and does not begin to depreciate until it is put into production.

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

As of December 31, 2025, the Company assessed the recoverability of the long-lived assets and determined there were no indicators of impairment.

Leases

The Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the Company’s consolidated balance sheet as of December 31, 2025.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease contract. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate (“IBR”), which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received and impairment charges if the Company determines the ROU asset is impaired. The Company considers a lease term to be the noncancelable period during which it has the right to use the underlying asset, including any periods where it is reasonably certain the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with the Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” ("ASC 480"), and ASC 815 “Derivatives and Hedging” ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are recorded at their initial fair value of the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability classified warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. Costs associated with issuing the warrants classified as derivative liabilities are charged to operations when the warrants are issued.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2025 for entities that qualify as emerging growth companies and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company early adopted this accounting standard in the fourth quarter of 2025 and applied the guidance on a prospective basis. Adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the scope of interim reporting guidance in U.S. GAAP, consolidate interim disclosure requirements from other Codification topics, and introduce a disclosure principle requiring entities to describe events occurring after the end of the most recent annual period that have a material effect on the entity. The ASU is effective for annual periods beginning after December 15, 2027 and for interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the effect of this update; however, because the amendments primarily clarify existing interim reporting requirements and do not significantly expand disclosure obligations, the Company does not expect the ASU to have a material impact on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance for estimating expected credit losses for financial assets within the scope of ASC 326. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. Entities are required to disclose their practical expedient and accounting policy elections. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company is currently evaluating the guidance and does not expect the adoption to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to provide disaggregated information about certain income statement costs and expenses. The guidance is effective for the Company’s annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$6,757	$—	$—	$6,757
U.S. Treasuries and agencies	6,891	—	—	6,891
Commercial paper	2,099	—	—	2,099
Corporate debt securities	1,491	—	—	1,491
Total cash equivalents	17,238	—	—	17,238
Restricted cash equivalents:
Money market funds	200	—	—	200
Total cash equivalents and restricted cash equivalents	17,438	—	—	17,438
Marketable securities:
U.S. Treasuries and agencies	25,868	2	(3)	25,867
Corporate debt securities	3,233	—	—	3,233
Commercial paper	1,991	—	—	1,991
Total marketable securities	31,092	2	(3)	31,091
Total cash equivalents, restricted cash equivalents and marketable securities	$48,530	$2	$(3)	$48,529

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$404	$—	$—	$404
Total cash and cash equivalents	404	—	—	404
Restricted cash equivalents:
Money market funds	500	—	—	500
Total cash equivalents and restricted cash equivalents	904	—	—	904
Marketable securities:
U.S. Treasuries and agencies	24,871	5	—	24,876
Total marketable securities	24,871	5	—	24,876
Total cash equivalents, restricted cash equivalents and marketable securities	$25,775	$5	$—	$25,780

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2025, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at December 31, 2025. As of December 31, 2025 and 2024, interest income receivable recorded as a component of prepaid expenses and other current assets on the consolidated balance sheet was de minimis for both years.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of inputs used in such measurements (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,757	$—	$—	$6,757
U.S. Treasuries and agencies	6,891	—	—	6,891
Commercial paper	—	2,099	—	2,099
Corporate debt securities	—	1,491	—	1,491
Restricted cash equivalents:
Money market funds	200	—	—	200
Marketable securities
U.S. Treasuries and agencies	25,867	—	—	25,867
Corporate debt securities	—	3,233	—	3,233
Commercial paper	—	1,991	—	1,991
Total assets	$39,715	$8,814	$—	$48,529

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$404	$—	$—	$404
Restricted cash equivalents:
Money market funds	500	—	—	500
Marketable securities
U.S. Treasuries and agencies	24,876	—	—	24,876
Total assets	$25,780	$—	$—	$25,780

Level 1 financial instruments are comprised of investments in money market funds and U.S. treasuries and agencies. Level 2 financial instruments are comprised of corporate debt securities and commercial paper. There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy for any of the periods presented.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$4,259	$4,233
Leasehold improvements	1,655	1,655
Office equipment	227	165
Software	104	104
Total	6,245	6,157
Less accumulated depreciation and amortization	(5,540)	(4,640)
Total	705	1,517
Construction-in-progress	31	31
Total property and equipment, net	$736	$1,548

The Company recognized an impairment loss of $3.7 million as of December 31, 2024. Depreciation and amortization expense totaled $0.9 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Payroll and related costs	$2,646	$353
Accrued professional fees	718	107
Accrued rent	335	329
Accrued preclinical and clinical trial costs	198	70
Accrued interest	—	931
Other	46	283
Total accrued expenses and other current liabilities	$3,943	$2,073

6. Evaluation, Collaboration and License, and Collaborative Arrangements

Chugai Collaboration and License Agreement

In October 2025, the Company entered into a Collaboration and License Agreement (the “Chugai Collaboration and License Agreement”) with Chugai Pharmaceutical Co., Ltd. ("Chugai"). Under the Chugai Collaboration and License Agreement, the Company and Chugai will collaborate to develop, manufacture, seek regulatory approvals for and, if approved, commercialize a product (the “Chugai Product”) (RT-117) combining Chugai’s antibody (the “Compound”), which is in development for hemophilia, and the RaniPill HC oral delivery device (the “Device”) for use in humans. Under the Chugai Collaboration and License Agreement, the Company received a $10.0 million upfront payment and is eligible to receive up to $18.0 million in technology transfer milestones (of which $10.0 million is subject to the customer's option), up to $57.0 million in regulatory and development milestones, up to $100.0 million in a series of sales-based milestones, contingent upon approval and the commercial success of the Chugai Product, and single digit royalties on net sales upon approval and successful commercialization of the Chugai Product.

Under the Chugai Collaboration and License Agreement, the Company granted Chugai an exclusive, worldwide right and license to certain intellectual property owned by the Company to research, develop, register, manufacture, use, sell, offer to sell, import, export, commercialize, and market the Chugai Product. Chugai granted the Company a non-exclusive, worldwide right and license to certain intellectual property owned by Chugai to manufacture and supply the Device and Chugai Product to Chugai and to perform activities under the Chugai Collaboration and License Agreement. Both parties have the right to sublicense subject to certain conditions.

In addition, Chugai has a one-time limited option to replace the Compound with a different compound subject to certain terms and conditions, a time-limited right of first refusal with respect to a select group of additional targets, and a time-limited option to extend its rights to up to five of the additional drug targets, each exercisable upon payment of a $5.0 million additional target fee, under similar deal terms as the Chugai Collaboration and License Agreement.

The parties have the right to terminate the Chugai Collaboration and License Agreement at any time through mutual written consent. Chugai has the unilateral right to terminate the Chugai Collaboration and License Agreement at will, without cause, by providing the Company with 60 days’ prior written notice. Upon termination, Chugai must wind down development, regulatory, and commercial activities and continue paying royalties on any remaining net sales made during the wind-down period. Further, both the Company and Chugai retain their ownership of intellectual property, program inventions, and the license automatically becomes exclusive, irrevocable, perpetual, and fully paid‑up in favor of Chugai, unless Chugai terminated the Agreement without cause.

The Company determined that the Chugai Collaboration and License Agreement falls within the scope of ASC 808, with certain elements accounted for under ASC 606. Specifically, the exclusive license granted to Chugai, technology transfer of a sterile manufacturing process, sales-based milestones, and royalties are accounted for under ASC 606, while the development related activities are accounted for as collaborative arrangements under ASC 808.

Under ASC 606, the Company concluded there is one combined performance obligation, primarily consisting of the exclusive license, the information transfer of the Company's intellectual property, and the sterile manufacturing process research and know-how transfer. The combined performance obligation conveys a right to use the Company's functional intellectual property, which has significant standalone value as Chugai has exclusive rights to use the Compound within the RaniPill. The performance obligation is a stand ready obligation that is satisfied over time by providing Chugai with ongoing access to the Company's leadership throughout the period of delivery of regulatory feedback on the sterile manufacturing process, in order to answer regulatory questions when and if they are asked.

The Company uses the time based (straight line) measure of progress to recognize revenue for the arrangement over time as the performance obligation is satisfied, which is the period from license issuance through the period over which sterile manufacturing process research activities and the corresponding know-how transfer occur. Accordingly, the Company expects to recognize the initial $10.0 million transaction price between the execution of the arrangement through the expected completion date of the sterile manufacturing process transfer.

As of December 31, 2025, the transaction price primarily consisted of the $10.0 million upfront payment. Additional variable considerations including development milestones have been excluded from the initial transaction price because achievement is not considered probable and is fully constrained due to uncertainties outside the Company's control. Based on its assessment as of December 31, 2025, the Company concluded that no milestone‑related variable consideration were probable of achievement and therefore none were included in the transaction price. The Company will reassess milestone-related variable consideration each reporting period and will update the transaction price once it becomes probable and the associated constraint is lifted. Any milestone consideration included in the transaction price will be recognized when the milestone is achieved or consistent with the pattern of recognition of the associated performance obligation, including through cumulative catch-up adjustments, as applicable.

For the year ended December 31, 2025, the Company recognized $1.5 million as revenue and $8.5 million as deferred revenue on the consolidated statement of operations and consolidated balance sheet, respectively. Of the $10.0 million upfront payment, $8.0 million was received in cash and $2.0 million remains in accounts receivable relates to tax withheld by the Japanese tax authorities, which is expected to be refunded to the Company upon submission and acceptance of the required residency certificate. The Company expects to collect the full amount and does not view the withholding as impacting the collectability assessment under ASC 606.

Evaluation Arrangement

In August 2024, the Company entered into a contract with Chugai to conduct evaluation services of certain Chugai compounds for oral delivery using the RaniPill HC (the "Chugai Research Agreement"), which was concluded to be a single performance obligation with an enforceable right to payment. The Company received an up-front payment of $0.6 million upon execution of the contract. Upon completion of the evaluation services, in April 2025, the Company was paid a final $0.6 million for an aggregate total of $1.2 million due under the contract. In addition, if agreed upon, the agreement allows for joint filing of certain intellectual property protection in which all associated expenses will be shared equally. Chugai has the ability to terminate the agreement at any time by providing 10 days’ written notice after the effective date of the contract. The contract can be terminated for cause by either party based on uncured material breach by the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. For the years ended December 31, 2025 and 2024, $0.1 million and $1.0 million, respectively, in contract revenue were recognized for evaluation services performed. As of December 31, 2025, no contract asset or contract liability was outstanding under the Chugai Research Agreement, as all consideration received had been recognized as revenue in proportion to the services performed. As of December 31, 2024, the contract asset balance was $0.4 million and the contract liability balance was zero.

ProGen Co., Ltd.

In June 2024, the Company and ProGen Co., Ltd. (“ProGen”) entered into a Collaboration Agreement (the “Collaboration Agreement”). Under the Collaboration Agreement, the Company and ProGen will collaborate to manufacture, develop, seek regulatory approvals for and, if approved, commercialize a product (the “Product” or "RT-114") combining ProGen’s GLP-1/GLP-2 dual agonist compound, PG-102, and the RaniPill HC oral delivery device in the field of weight management (including without limitation obesity, weight reduction and weight maintenance) in humans (the “Collaboration”).

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

The Company determined that the Collaboration Agreement is not a contract with a customer and is therefore accounted for under ASC 808. The Company evaluates the presentation of amounts due from ProGen based on the nature of each separate activity. Reimbursements from ProGen are recognized as contra-research and development expense on the Consolidated Statement of Operations once earned and collectability is assured. For each of the years ended December 31, 2025 and 2024, reimbursement received from ProGen recorded as contra-research and development expense were $0.1 million and de minimis, respectively.

7. Related Party Transactions

The founder and Chairman of the Company is the father of the Company’s Chief Executive Officer and the brother of the Company’s Chief Scientific Officer. Thus, the Company's Chief Scientific Officer is also the uncle of the Company’s Chief Executive Officer.

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family.

Participation in Private Placement

In October 2025, the founder and Chairman of the Board of Directors of the Company, Mir Imran, participated in the Private Placement as an affiliated investor and purchased 2,083,334 Shares and 2,083,334 Common Warrants at a purchase price of $0.605 per share, which reflected the consolidated closing bid price of the Company's Class A Common Stock on October 16, 2025, as reported on the Nasdaq Stock Market, plus $0.125 per Common Warrant, for the aggregate purchase price of $1.3 million. Refer to Note 9 for additional details on the Private Placement.

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

The Occupancy Services for the facility in Milpitas, California expired in August 2024.

In April 2022, Rani LLC entered into a service agreement for a facility in San Jose, California. In March 2024, the Company entered into an amendment to increase the Occupancy Services from 23,000 square feet to 24,000 square feet (such agreement, as amended, the “RMS-ICL Service Agreement”). The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated (Note 8). Rani LLC or ICL may terminate services under the RMS-ICL Service Agreement upon 60 days' notice to the other party, except for occupancy which requires six months’ notice. The RMS-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. ICL administrative fees and research and development expenses are billed or charged on a monthly basis by ICL or Rani LLC, respectively, as well as allocations of expenses based upon Rani LLC’s utilization of ICL’s facilities and equipment.

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$726	$954
General and administrative	(49)	173
Total	$677	$1,127

As of December 31, 2025, one of the Company's facilities was owned by an entity affiliated with the Company’s Chairman (Note 8). The Company pays for the use of this facility through the RMS-ICL Service Agreement.

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

In November 2025, as part of a strategic focusing of the Company's resources, the Company notified ICL that it is terminating the Amended and Restated Exclusive License Agreement in its entirety. The termination became effective on January 18, 2026, and the Company no longer has any obligations to ICL under the Amended and Restated Exclusive License Agreement.

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

Tax Receivable Agreement

Certain parties to the TRA, entered into in August 2021 pursuant to the IPO and Organizational Transactions are related parties of the Company. The TRA provides that the Company pay to ICL and the other Continuing LLC Owners 85% of the amount of tax benefits, if any, it is deemed to realize from exchanges of Paired Interests. For each of the years ended December 31, 2025 and 2024, these parties to the TRA exchanged zero Paired Interests that resulted in tax benefits subject to the TRA (Note 12).

Pursuant to the terms of the Private Placement, the Company entered into the TRA Termination Agreement in December 2025 to terminate the TRA and disclaim any rights or interests thereunder. As a result of the termination, the Company has no further obligations under the TRA, and no tax benefit payments or early termination payments were required in connection with such termination. The TRA Termination Agreement provides for the mutual release of the parties from all obligations under the TRA, effective as of December 31, 2025.

Rani LLC Agreement

The Company operates its business through Rani LLC. In connection with the IPO, the Company and the Continuing LLC Owners, including ICL and its affiliates, entered into the Rani LLC Agreement. As part of the Private Placement, the Rani LLC Agreement was amended in connection with the Restated Charter and was adopted as the Sixth Amended and Restated Limited Liability Company Agreement (the “Amended Rani LLC Agreement”) effective as of December 31, 2025. The governance of Rani LLC, and the rights and obligations of the holders of LLC Interests, are set forth in the Amended Rani LLC Agreement. As Continuing LLC Owners, ICL and its affiliates are entitled to exchange, subject to the terms of the Amended Rani LLC Agreement, Paired Interests for Class A common stock of the Company; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed.

For the years ended December 31, 2025 and 2024, certain related parties that are parties to the Amended Rani LLC Agreement exchanged zero Paired Interests, for an equal number of shares of the Company's Class A common stock.

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

In addition, the Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In March 2024, the Company entered into an amendment to increase the Occupancy Services from 23,000 square feet to 24,000 square feet. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. In October 2025, the Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period through 2026. The Company accounted for the renewal option as a lease modification that did not result in a separate contract and recognized the additional right-of-use asset and corresponding lease liabilities associated with the Rani LLC-ICL Service Agreement in its consolidated balance sheet.

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

The Company's leases are accounted for as operating leases and require certain fixed payments of real estate taxes and insurance in addition to future minimum lease payments, and certain variable payments of common area maintenance costs and building utilities. Variable lease payments are expensed in the period in which the obligation for those payments is incurred. These variable lease costs are payments that vary in amount beyond the commencement date, for reasons other than passage of time. Variable lease payments are excluded from the total operating lease expense and immaterial for the periods presented.

Supplemental information on the Company’s consolidated balance sheet and statements of cash flows as of December 31, 2025 and 2024, respectively, related to the Company's leases was as follows (in thousands):

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	3.0	3.9
Weighted-average discount rate	10.7%	10.4%

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$1,902	$1,480

As of December 31, 2025, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands), excluding short-term leases:

Year ending December 31,
2026	$1,949
2027	1,278
2028	1,330
2029	458
Thereafter	—
Total undiscounted future minimum lease payments	$5,015
Less: Imputed interest	(697)
Total operating lease liability	$4,318
Less: Current portion of operating lease liability	1,586
Operating lease liability, net current portion	$2,732

9. Warrants

Private Placement

In October 2025, the Company entered into a Private Placement with (i) certain institutional and accredited investors (the “Institutional Investors”) and (ii) Mir Imran, chairman of the Company’s Board of Directors (the “Affiliated Investor” and, together with the Institutional Investors, each, a “Purchaser” and, together, the “Purchasers”), pursuant to which the Company issued and sold (i) 42,633,337 shares (the “Shares”) of its Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) warrants to purchase up to an aggregate of 125,000,004 shares of Class A Common Stock or pre-funded warrants (the “Common Warrants”) and (iii) pre-funded warrants to purchase up to an aggregate of 82,366,667 shares of Class A Common Stock (the “Pre-Funded Warrants”). The Common Warrants and Pre-Funded Warrants are classified as equity on the Company’s consolidated balance sheet. The warrants include certain rights upon “fundamental transactions,” as described in the warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable warrants on the date of the consummation of the fundamental transactions. The purchase price of the Shares to the Institutional Investors is $0.48 per share; and the purchase price of the Shares to the Affiliated Investor is $0.605 per share. The purchase price of the Pre-Funded Warrants to the Purchasers is $0.4799 per Pre-Funded Warrant. The aggregate gross proceeds to the Company from the closing of the Private Placement are approximately $60.3 million (including conversion of $6.0 million of the Loan's principal balance, see Note 13), before deducting placement agent fees of approximately $4.5 million and other expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Common Warrants.

The Common Warrants became exercisable following the effective date of stockholder approval in December 2025 and have a term of five years following the initial exercise date. The Common Warrants purchased by the Purchasers have an exercise price of $0.48 per share. The Pre-Funded Warrants are exercisable immediately following the closing, have an unlimited term and an exercise price of $0.0001 per share. In January 2026, a Purchaser exercised 2,099,844 shares of Pre-Funded Warrants, resulting in 80,266,823 shares of Pre-Funded Warrants outstanding. The Company received de minimis proceeds from the exercise.

Registration Rights Agreement

In October 2025, the Company entered into a registration rights agreement with the Purchasers (the “Registration Rights Agreement”), pursuant to which the Company agreed to file registration statements under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the "SEC"), covering the resale of the Shares to be issued in the Private Placement and the shares of Class A Common Stock underlying the Common Warrants and Pre-Funded Warrants. In November 2025, the Company filed a Registration Statement on Form S-3 (the “Resale Registration Statement”) covering the resale of the Shares to be issued in the Private Placement and the shares of Class A Common Stock underlying the Common Warrants and Pre-Funded Warrants. In December 2025, the Resale Registration Statement was declared effective by the SEC.

July 2025 Securities Purchase Agreement

In July 2025, the Company entered into a securities purchase agreement (the "July 2025 Securities Purchase Agreement"), with an institutional investor, relating to the issuance and sale of 4,354,000 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 3,146,000 shares of Class A common stock. The pre-funded warrants are exercisable immediately following the closing date of the offering, have an unlimited term, an exercise price of $0.0001 per share. The warrants are equity classified on the Company's consolidated balance sheet. The offering price was $0.40 per share of Class A common stock, and $0.3999 per pre-funded warrant for total gross proceeds of $3.0 million. The Company incurred issuance costs of approximately $0.2 million. In July 2025, the institutional investor fully exercised all pre-funded warrants.

Service Warrants

In May 2025, in conjunction with a service agreement, the Company issued warrants to purchase 300,000 shares of the Company's Class A common stock, $0.0001 par value per share ("Service Warrants") to a third party vendor. The value of the Service Warrants was expensed immediately as a general and administrative cost. The Service Warrants are exercisable for a period of five years from the issuance date, at an exercise price per share equal to $0.70. The Service Warrants are classified as equity on the Company's consolidated balance sheet. The Service Warrants include certain rights upon “fundamental transactions,” as described in the warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable warrants on the date of the consummation of the fundamental transactions. As of December 31, 2025, all of the Service Warrants were outstanding. In February 2026, the service agreement was terminated, however the issued Service Warrants remain outstanding with terms unchanged.

Letter Agreement

In May 2025, the Company entered into a letter agreement (the “Letter Agreement”) with an existing institutional investor (the “Equity Investor”) pursuant to which the Equity Investor exercised for cash all outstanding Series B and Series C warrants (refer to October 2024 Securities Purchase Agreement and July 2024 Securities Purchase Agreement sections below) at a reduced exercise price of $0.65 per share, for net proceeds of $3.9 million in consideration for the Company’s issuance of a new Series D common stock warrant (the “Series D Warrants”) to purchase an aggregate of 13,160,172 shares of Class A common stock, $0.0001 par value per share (the “Class A Common Stock”). Modification accounting was only performed on the warrants that were actually exercised pursuant to the Letter Agreement as it represented a short-term inducement. The Company remeasured the warrants at the reduced exercise price and recognized a $1.3 million inducement charge in the consolidated statements of changes in stockholders' equity for the year ended December 31, 2025.

The Series D Warrants were exercisable immediately following stockholder approval, and will expire five years from the date of stockholder approval and have an exercise price of $0.65 per share. The Series D Warrants include certain rights upon “fundamental transactions,” as described in the Series D Warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series D Warrants on the date of the consummation of the fundamental transactions. The Series D Warrant is classified as equity on the Company's consolidated balance sheet. In October 2025, pursuant to the Letter Agreement, the equity investor exercised the Series D Warrants to purchase 6,967,150 shares of Class A Common Stock for cash proceeds of $4.5 million. As a result of the exercise, 6,193,022 Series D Warrants remained outstanding as of December 31, 2025.

Pursuant to the terms of the Letter Agreement, in the event that the exercise of the Series B and Series C warrants would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. Accordingly, an aggregate of 1,161,000 shares of common stock from the exercise of the Series B and Series C warrants were held in abeyance (the “Abeyance Shares”) with such Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The Abeyance Shares were to be held until notice is received by the holder that the balance of the shares of common stock may be issued in compliance with such beneficial ownership limitations and may be exercised pursuant to a notice of exercise from the holder. The Abeyance Shares were subsequently released and considered shares of common stock in July 2025.

October 2024 Securities Purchase Agreement

In October 2024, the Company entered into a securities purchase agreement (the “October 2024 Securities Purchase Agreement”) with the Equity Investor relating to the issuance and sale of: (i) 3,000,000 shares of its Class A common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (iii) Series C common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock (the “October Offering”). Pursuant to the October 2024 Securities Purchase Agreement, Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued in connection with the July 2024 Securities Purchase Agreement were cancelled. The pre-funded warrants were exercisable immediately and had an unlimited term and an exercise price of $0.0001 per share. The Series C common warrants were exercisable immediately following the closing date and were to expire five years from the date of issuance and originally had an exercise price of $3.00 per share. The Series C warrants included certain rights upon “fundamental transactions,” as described in the Series C warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series C warrants on the date of the consummation of the fundamental transactions. Both the pre-funded warrants and Series C common warrants are classified as equity on the Company’s consolidated balance sheet. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds. All of the Series C common warrants were exercised as part of the Letter Agreement transaction above, and no Series C common warrants remain outstanding as of December 31, 2025 and 2024.

July 2024 Securities Purchase Agreement

In July 2024, the Company entered into a securities purchase agreement (the "July 2024 Securities Purchase Agreement"), where the Company issued (i) pre-funded warrants to purchase 446,753 shares of Class A common stock, (ii) Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock and (iii) Series B common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock. The pre-funded warrants are exercisable immediately and have an unlimited term and an exercise price of $0.0001 per share. Pursuant to the October Offering, Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued in the July 2024 Securities Purchase Agreement were cancelled. The Series B warrants will be exercisable following the six-month anniversary of the closing date of the July 2024 Securities Purchase Agreement, will expire five and a half years from the date of issuance and will have an exercise price of $3.08 per share. The Series B warrants include certain rights upon “fundamental transactions,” as described in the Series B warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series B warrants on the date of the consummation of the fundamental transactions. The pre-funded warrants, Series A common warrants, and Series B common warrants are all classified as equity on the Company's consolidated balance sheet. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds. All of the Series B warrants were exercised as part of the Letter Agreement disclosed above, and none remain outstanding as of December 31, 2025 and 2024.

Loan and Security Agreement Warrants

In August 2022, in conjunction with a loan and security agreement (Note 13), the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. The warrants are classified as equity on the Company’s consolidated balance sheet. In September 2025, the Company modified the exercise price of the warrants to $0.50 in consideration for a deferral of a principal repayment due in October 2025. There were no other changes to the terms of the warrant agreement. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized an additional $15 thousand as interest expense in the consolidated statements of operations for the year ended December 31, 2025. As of December 31, 2025, there were 76,336 warrants to purchase the Company's Class A common stock outstanding.

Warrant activity

A summary of warrant activity during the periods indicated is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024†	6,656,422	$3.10	4.66	$—
Granted	138,460,176	0.50	4.78	—
Exercised*	(13,547,236)	1.79	—	—
Outstanding at December 31, 2025	131,569,362	$0.49	4.78	$113,345

† Included in the December 31, 2024 balance are 76,336 warrants with an exercise price of $11.79 per share, which were modified during the year ended December 31, 2025 to subsequently have an exercise price of $0.50 per share.

* Note that 6,580,086 shares of warrants had an initial exercise price of $3.00 per share and were modified in May 2025 to a new exercise price of $0.65 per share.

10. Stockholders’ Equity

As of December 31, 2025, Rani Holdings held approximately 80% of the Class A Units of Rani LLC, and approximately 20% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. From the date of the Organizational Transactions to December 31, 2025, 5,378,539 Paired Interests and 362,821 non-corresponding Class A Units of Rani LLC were exchanged for an equal number of shares of the Company's Class A common stock. For the years ended December 31, 2025 and 2024, certain of the Continuing LLC Owners executed an exchange of 60,000 and 144,592 Paired Interests and 46,929 and 115,437 non-corresponding Class A Units of Rani LLC, respectively, in return for an equal number of shares of the Company’s Class A common stock. The corresponding shares of the Company’s Class B common stock included in the exchange of Paired Interests were subsequently canceled and retired pursuant to the terms of the Amended Rani LLC Agreement. In accordance with the Amended Rani LLC Agreement, Rani LLC also issues a corresponding Class A Unit to Rani Holdings for each share of common stock issued by Rani Holdings. This increases Rani Holdings’ ownership in Rani LLC.

In October 2025, the Company entered into a Private Placement pursuant to which the Company issued and sold (i) 42,633,337 shares (the “Shares”) of Class A Common Stock, par value $0.0001 per share, (ii) Common Warrants to purchase up to an aggregate of 125,000,004 shares of Class A Common Stock or pre-funded warrants and (iii) Pre-Funded Warrants to purchase up to an aggregate of 82,366,667 shares of Class A Common Stock. The aggregate gross proceeds to the Company from the closing of the Private Placement are approximately $60.3 million (including conversion of $6.0 million of the Loan's principal balance, see Note 13), before deducting placement agent fees of approximately $4.5 million and other expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Common Warrants. Refer to Note 9 for more detail.

In July 2025, the Company closed the July 2025 Securities Purchase Agreement, pursuant to which the Company issued and sold 4,354,000 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 3,146,000 shares of Class A common stock. The pre-funded warrants are exercisable immediately following the closing date of the offering, have an unlimited term, an exercise price of $0.0001 per share. The aggregate gross proceeds to the Company from the closing of the July 2025 Securities Purchase Agreement are approximately $3.0 million before deducting issuance costs of approximately $0.2 million. In July 2025, the institutional investor fully exercised all pre-funded warrants. Refer to Note 9 for more detail.

In October 2024, the Company closed the October 2024 Securities Purchase Agreement, pursuant to which it issued and sold: (i) 3,000,000 shares of its Class A common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 333,333 shares of Class A common stock, and (iii) Series C common warrants, which will accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,333,333 shares of Class A common stock. Pursuant to the October 2024 Securities Purchase Agreement, Series A common warrants to purchase an aggregate of 3,246,753 shares of Class A common stock issued in the July 2024 Securities Purchase Agreement were cancelled. The aggregate net proceeds from the October Offering totaled $9.4 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series C common warrants issued in the October Offering. In October 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

In July 2024, the Company closed the July 2024 Securities Purchase Agreement, pursuant to which it issued and sold: (i) 2,800,000 shares of Class A common stock, (ii) pre-funded warrants to purchase 446,753 shares of Class A common stock, (iii) Series A common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock and (iv) Series B common warrants, which accompany the Class A common stock and pre-funded warrants, to purchase an aggregate of 3,246,753 shares of Class A common stock. The aggregate net proceeds from the July 2024

Securities Purchase Agreement totaled $8.9 million, after deducting placement agent fees and other offering expenses, and excluding potential proceeds, if any, from the exercise of the Series A common warrants and Series B common warrants issued in the July 2024 Securities Purchase Agreement. In August 2024, the pre-funded warrants were fully exercised for de minimis proceeds.

As of December 31, 2025, the Company reserved 0.5 million shares of Class A Common Stock for issuance under the Rani Therapeutics Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) and 2.4 million shares of Class A common stock for future issuance under the 2021 Plan.

11. Stock-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	10,225,433	$5.52	8.18	$—
Granted	4,473,930	$0.88		5,412
Exercised	(9,760)	$0.97
Forfeited	(1,822,367)	$4.68
Balance at December 31, 2025	12,867,236	$4.03	8.19	5,067
Exercisable at December 31, 2025	7,177,285	$5.70	7.64	1,144
Nonvested at December 31, 2025	5,689,951	$1.86	8.88	$3,923

In October 2025, the Company modified stock options held by two board members who resigned. The modification included (i) the accelerated vesting for 100,000 unvested stock options, which was accounted for as a Type III (improbable-to-probable) modification, and (ii) an extension of the post‑termination exercise periods for vested options, which was accounted for as a Type I (probable-to-probable) modification. As a result, the Company recorded an aggregate incremental fair value of approximately $0.2 million, which was recorded as stock-based compensation expense and additional paid-in-capital on the Company’s consolidated statement of operations and balance sheet, respectively, as of December 31, 2025.

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
•
Expected dividend yield - The expected dividend yield is zero as the Company has no plans to make dividend payments.

The following table sets forth the weighted average assumptions used in estimating the fair value of stock option awards on the grant date:

	Year Ended December 31,
	2025	2024
Expected volatility	92.3%	87.6%
Risk-free interest rate	4.13%	4.30%
Expected term (in years)	5.9	6.0
Expected dividend yield	—%	—%

As of December 31, 2025, there was $8.9 million of unrecognized stock-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock Units

A summary of RSU activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2024	811,893	$7.08
Vested	(327,991)	7.47
Forfeited	(135,200)	6.49
Balance at December 31, 2025	348,702	$6.94

As of December 31, 2025, there was $1.6 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 1.0 years. The total fair value of RSUs vested was $0.4 million for the year ended December 31, 2025.

Restricted Stock Awards

A summary of RSA activity during the periods indicated is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2024	3,257	$6.17
Vested	(3,257)	6.17
Balance at December 31, 2025	—	$—

ESPP

As of December 31, 2025, 0.1 million shares of Class A common stock have been issued under the ESPP. During the years ended December 31, 2025 and 2024, the Company recognized $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to the ESPP. As of December 31, 2025, unrecognized stock-based compensation expense related to the ESPP was de minimis which is expected to be recognized over a weighted-average period of approximately 0.4 years. As of December 31, 2025, contributions withheld from employees were de minimis and are recorded as a component of accrued expenses and other current liabilities in the consolidated balance sheet.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense resulting from the grant of stock options, RSUs, RSAs, and the ESPP, recorded in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$3,719	$4,700
General and administrative	8,079	11,331
Total stock-based compensation	$11,798	$16,031

12. Commitments and Contingencies

Leases

The Company enters into lease arrangements for office and laboratory facilities under operating leases accounted for in accordance with ASC 842 "Leases" ("ASC 842"). The Company’s future minimum lease payments under operating leases are presented within the lease footnote (Note 8).

The Company’s lease liabilities represent a contractual commitment to make future payments over the lease term. As of December 31, 2025, the Company had no additional significant lease commitments outside of those recognized as operating lease liabilities on the consolidated balance sheets.

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

Tax Receivable Agreement

The Company was party to a TRA with certain of the Continuing LLC Owners (Note 2). As of December 31, 2025, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Paired Interest or non-corresponding Class A Units of Rani LLC as it is not probable that the Company will realize such tax benefits.

In December 2025, as contemplated by the Private Placement, the Company entered into the TRA Termination Agreement by and between the Company and ICL, pursuant to which the parties agreed to terminate the TRA and disclaim any rights or interests thereunder. As a result of the termination, the Company has no further obligations under the TRA, and no tax benefit payments or early termination payments were required in connection with such termination. The TRA Termination Agreement provides for the mutual release of the parties from all obligations under the TRA, effective as of December 31, 2025.

13. Long-Term Debt

In August 2022, the Company entered into a loan and security agreement and related supplement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P (the “Lender”). The Loan Agreement provides for term loans (the “Loans”) in an aggregate principal amount up to $45.0 million. A Loan of $30.0 million was committed at closing, with $15.0 million funded immediately and $15.0 million funded in December 2022. The remaining $15.0 million of Loans was uncommitted and subject to certain conditions and is no longer available under the Loan Agreement. The purpose of the Loans is for general corporate purposes. In exchange for access to this facility, the Company agreed to issue warrants (Note 9).

Pursuant to the Loan Agreement, the maturity date for the Loans is August 1, 2026 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning September 2024. The Loans bear interest at a variable rate per annum equal to the greater of (A) the prime rate, as published by the Wall Street Journal from time to time plus 5.60% or (B) 10.35%. The Loan Agreement is collateralized by substantially all of the Company’s assets, in which the Lender is granted continuing security interests. The Loans include customary events of default, including instances of a material adverse change in the Company’s operations, which may require prepayment of the outstanding Loans. As of December 31, 2025 and 2024, the Company paid $19.0 million and $5.0 million of principal, respectively.

In October 2025, the Company and the Lender executed an amendment to Loan Agreement (the “LSA Amendment”), pursuant to which the Lender agreed, among other things, to settle $6.0 million of outstanding principal of the Loans by receiving 12,500,000 shares of Class A Common Stock in connection with the Private Placement (Note 9). In addition, the Lender received warrants to purchase up to 12,500,000 shares of Class A Common Stock (or Pre-Funded Warrants in lieu thereof), on the same terms as the other purchasers in the Private Placement. The conversion option was exercised in October 2025 upon the closing of the Private Placement, and the $6.0 million of outstanding principal balance was fully settled through the issuance of shares.

In December 2025, the Company repaid $7.9 million in cash to settle all obligations under the Loan Agreement, including the remaining principal balance of $6.2 million, a final payment of $1.7 million, and a prepayment fee of $0.1 million, offset by an interest refund of $0.1 million. The Company recognized a loss on the extinguishment of the debt of $0.6 million. Upon repayment of these amounts, all obligations under the Loan Agreement were fully satisfied. The Company no longer has any outstanding debt obligations as of December 31, 2025.

14. Income Taxes

The tables below provides the updated requirements of ASU 2023-09 for 2025 (in thousands). See Note 2 Summary of Significant Accounting Policies - Recent accounting pronouncements for additional details on the adoption of ASU 2023-09.

	Year Ended December 31,
	2025
	Amount	%
Income taxes (benefit) at statutory federal rate	(8,600)	21.0%
State and local taxes, net of federal income tax effect (1)	(30)	0.1
Foreign tax effects	—	—
Changes in valuation allowance	5,431	(13.3)
Tax credits
Federal research and development credit	(465)	1.1
Non-taxable or nondeductible items
Non-controlling interests	3,030	(7.4)
Changes in unrecognized tax benefits
Uncertain tax positions	99	(0.2)
Other
Federal return to provision	534	(1.3)
Provision / (benefit) for income taxes	—	—%

(1) California contributed to the majority (greater than 50%) of the tax effect in this category.

Year Ended December 31,
2025
Federal statutory rate	21.0%
State tax, net of federal tax benefit	0.1
Non-controlling interest	(7.4)
Research and development credits	1.1
Uncertain tax position	(0.2)
Other	(1.3)
Change in valuation allowance	(13.3)
Effective tax rate	—%

As disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the difference between the Company’s provision for income taxes and the amounts computed by applying the statutory federal income tax rate to income before taxes is as follows:

Year Ended December 31,
2024
Federal statutory rate	21.0%
State tax, net of federal tax benefit	3.7
Non-controlling interest	(9.8)
Research and development credits	1.7
Uncertain tax position	(0.3)
Other	0.2
Change in valuation allowance	(16.5)
Effective tax rate	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company’s net deferred taxes consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets
Investment in partnership	$46,125	$46,258
Net operating loss carryforward	28,733	19,384
Research and development credits	4,199	3,430
Total deferred tax assets	79,057	69,072
Valuation allowance	(79,057)	(69,072)
Total deferred tax assets, net of valuation allowance	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Because of the Company’s recent history of operating losses, the Company believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets. The valuation allowance increased by $10.0 million and $8.1 million for the years ended December 31, 2025 and 2024, respectively, primarily due to the increase in the Company’s net operating losses (“NOL”) during the period.

As of December 31, 2025, the Company had the following tax attribute carryforwards that will expire on various dates as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$97,659	Indefinite
Net operating loss, state (definite)	117,251	2041-2045
Research and development tax credits, federal	3,073	2041-2045
Research and development tax credits, state	$2,364	Indefinite

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As of December 31, 2025, the Company has not performed an IRC Section 382 or 383 analysis. If a change in ownership were to have occurred, additional tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company is subject to United States federal and California income taxes and is not currently under examination by any federal or state taxing authorities. Due to the Company's net operating loss carryforwards, its federal and California returns are open to examination by the Internal Revenue Service and the California Franchise Tax Board for years beginning in 2021.

The following table summarizes the changes in the amount of the unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024
Balance at the beginning of the year	$661	$489
Increase related to current year positions	143	162
Increase related to prior year positions	10	—
Decrease related to prior year positions	—	10
Balance at the end of the year	$814	$661

Included in the balance of unrecognized tax benefits at December 31, 2025 is $0.7 million that if recognized would impact the Company’s income tax benefit and effective tax rate. The Company does not expect any significant increases or decreases in its unrecognized tax benefits within the next twelve months.

Recent Legislation

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the OBBBA affecting corporations include but are not limited to restoring the current deductibility of domestic research and experimental expenses, increasing the limit of the deduction of interest expense deduction limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended, to thirty percent of EBITDA, and allowing one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The OBBBA has varying effective dates, with certain provisions effective in 2025 and others with multiple effective dates through 2027. The Company has evaluated the potential impact of the OBBBA and expects it to result primarily in a timing difference, with no material impact on its effective tax rate.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(29,673)	$(30,018)
Denominator:
Weighted average Class A common share outstanding—basic and diluted*	66,138	28,476
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.45)	$(1.05)

* The pre-funded warrants (Note 9) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price (as of the beginning of the period or the date of the grant, whichever is earlier).

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of December 31,
	2025	2024
Paired Interests	23,970	23,972
Stock options	12,867	10,225
Warrants	131,569	6,656
Non-corresponding Class A Units	1,165	1,230
Restricted stock units	349	812
Shares issuable pursuant to the ESPP	60	62
Restricted stock awards	—	3
	169,980	42,960

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the year ended December 31, 2025. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

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

17. Subsequent Events

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and determined that there have been no events or transactions that have occurred that would require recognition in the consolidated financial statements or additional disclosure herein, except as described elsewhere in the notes to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our internal control over financial reporting described below as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that as a result of the material weakness in our internal control over financial reporting described below our internal control over financial reporting was not effective as of December 31, 2025.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness in our internal control over financial reporting. Specifically, management identified a deficiency in the design and implementation effectiveness of the control related to accounting for certain significant and complex or unusual transactions. While the material weakness did not result in a misstatement of our previously filed annual or interim consolidated financial statements, this material weakness, until remediated, could result in a material misstatement to one or more accounts or disclosures in the annual or interim consolidated financial statements that would not be prevented or detected.

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

Management's Plan to Remediate the Material Weakness

We intend to implement measures designed to strengthen our internal control over financial reporting, including revising policies and procedures and implementing additional training to support an effective risk assessment process over evolving and growing areas of our business. The implementation of these remediation measures will require validation and testing of design and implementation effectiveness of internal controls over multiple financial reporting cycles. We will monitor the effectiveness of our remediation measures in connection with future assessments of the effectiveness of our internal control over financial reporting and disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, and has concluded that other than the remediation efforts described above, there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

There are no disclosures required by this Item 9B, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item and not set forth below is incorporated by reference to the information set forth in the sections titled “Election of Directors”, “Insider Trading Policy” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2025.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Proxy Statement.

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
3.1

Amended and Restated Certificate of Incorporation of the Registrant as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2025, filed with the SEC on January 2, 2026).

3.2

Amended and Restated Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 31, 2025, filed with the SEC on January 2, 2026).

4.1

Specimen Class A common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on July 26, 2021).

4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.
4.3	Form of Warrant to purchase shares of Class A common stock of Registrant, issued to Avenue Venture Opportunities Fund, L.P.
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 16, 2025, filed with the SEC on October 17, 2025).
4.5	Form of Series D Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2025, filed with the SEC on May 20, 2025).
4.6

Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s

Current Report on Form 8-K dated October 16, 2025, filed with the SEC on October 17, 2025).

4.7	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 14, 2025, filed with the SEC on July 16, 2025).
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

10.4*	Sixth Amended and Restated Limited Liability Company Agreement of Rani Therapeutics, LLC, effective as of December 31, 2025.
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

10.12*+	Rani Therapeutics Holdings, Inc. Non-Employee Director Compensation Policy.
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

10.18+

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

10.20+x

Employment Agreement, dated May 17, 2023, by and between Rani Therapeutics, LLC and Kate McKinley (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 11, 2023).

10.21x

License and Supply Agreement by and between Rani Therapeutics, LLC and Celltrion, Inc. dated January 6, 2023 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023).

10.22x

License and Supply Agreement by and between Rani Therapeutics, LLC and Celltrion, Inc. dated May 26, 2023 (incorporated by reference to Exhibit.10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 11, 2023).

10.23x

Standard Industrial/Commercial Multi-Tenant Lease – Net, by and between Rani Therapeutics, LLC and BKM South Bay 240, LLC, dated as of November 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023).

10.24

Collaboration Agreement between Rani Therapeutics, LLC and ProGen Co., Ltd. dated June 17, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 6, 2024).

10.25

Collaboration Agreement between Rani Therapeutics, LLC and Chugai Pharmaceutical Co.,

Ltd. dated October 14, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form

10-Q for the quarter ended September 30, 2025, filed with the SEC on November 6, 2025).

10.26

Form of Securities Purchase Agreement between the Registrant and the Purchasers, dated as of October 16, 2025

(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 16, 2025,

filed with the SEC on October 17, 2025).

10.27*+	Form of Key Employee Retention Agreement
19.1*	Rani Therapeutics Holdings, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of CBIZ CPAs P.C., Independent Registered Public Accounting Firm
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

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

Rani Therapeutics Holdings, Inc.

Date: March 26, 2026	By:	/s/ Talat Imran
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

Signature	Title	Date

/s/ Talat Imran	Chief Executive Officer and Director	March 26, 2026
Talat Imran	(Principal Executive Officer)

/s/ Svai Sanford	Chief Financial Officer	March 26, 2026
Svai Sanford	(Principal Financial and Accounting Officer)

/s/ Mir Imran	Chairman of the Board	March 26, 2026
Mir Imran

/s/ Dennis Ausiello	Director	March 26, 2026
Dennis Ausiello

/s/ Jean-Luc Butel	Director	March 26, 2026
Jean-Luc Butel

/s/ Abraham Bassan	Director	March 26, 2026
Abraham Bassan

/s/ Vasudev Bailey	Director	March 26, 2026
Vasudev Bailey

/s/ Lisa Rometty	Director	March 26, 2026
Lisa Rometty