Form 10-Q
period 2026-03-31
Rani Therapeutics Holdings, Inc.
filed 2026-05-15
CIK 1856725

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 99,912,515 shares of Class A common stock, $0.0001 par value per share, outstanding, 23,970,359 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock, can exchange their units of Rani Therapeutics, LLC for 1,124,194 shares of the registrant’s Class A common stock.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “aim,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to selectively enter into strategic partnerships and the expected potential benefits thereof, including our collaborations with Chugai Pharmaceutical Co. Ltd. and ProGen Co. Ltd.;
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
•
our ability to complete development of the RaniPill HC or any redesign and conduct additional preclinical and clinical studies of the RaniPill HC or any future design of the RaniPill capsule to accommodate target payloads that are larger than the payload capacity of the RaniPill GO capsule;
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2026. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,644	$18,618
Accounts receivable	2,042	2,042
Marketable securities	33,759	31,091
Prepaid expenses and other current assets	1,646	1,570
Total current assets	47,091	53,321
Property and equipment, net	601	736
Operating lease right-of-use asset	3,941	4,318
Other assets	246	246
Total assets	$51,879	$58,621
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$858	$309
Accrued expenses and other current liabilities	4,706	3,943
Current portion of deferred revenue	6,831	6,831
Current portion of operating lease liability	1,460	1,586
Total current liabilities	13,855	12,669
Long-term deferred revenue	—	1,708
Operating lease liability, less current portion	2,481	2,732
Total liabilities	16,336	17,109
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 99,813 and 97,622 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	9	9
Class B common stock, $0.0001 par value - 40,000 shares authorized; 23,970 and 23,970 issued and outstanding as of March 31, 2026 and December 31, 2025	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	168,015	165,578
Accumulated other comprehensive (loss)/gain	(8)	1
Accumulated deficit	(139,613)	(132,580)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	28,405	33,010
Non-controlling interest	7,138	8,502
Total stockholders' equity	35,543	41,512
Total liabilities and stockholders' equity	$51,879	$58,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Contract revenue	$1,708	$172
Operating expenses
Research and development	5,161	6,570
General and administrative	4,886	5,615
Total operating expenses	$10,047	$12,185
Loss from operations	(8,339)	(12,013)
Other income (expense), net
Interest income and other, net	412	218
Interest expense and other, net	(88)	(943)
Net loss	$(8,015)	$(12,738)
Net loss attributable to non-controlling interest	(982)	(5,474)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,033)	$(7,264)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.04)	$(0.22)
Weighted-average Class A common shares outstanding—basic and diluted	179,996	33,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(8,015)	$(12,738)
Other comprehensive loss
Net unrealized loss on marketable securities	(11)	(6)
Comprehensive loss	$(8,026)	$(12,744)
Comprehensive loss attributable to non-controlling interest	(984)	(5,477)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(7,042)	$(7,267)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ (DEFICIT)/Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2025	97,622	$9	23,970	$2	$165,578	$1	$(132,580)	$8,502	$41,512
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	91	—	—	—	(32)	—	—	—	(32)
Exercise of Pre-funded Warrants in connection with the Private Placement, net of issuance cost of ($5)	2,100	—	—	—	5	—	—	—	5
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	799	—	—	(799)	—
Stock-based compensation	—	—	—	—	1,665	—	—	419	2,084
Net loss	—	—	—	—	—	—	(7,033)	(982)	(8,015)
Other comprehensive loss	—	—	—	—	—	(9)	—	(2)	(11)
Balance at March 31, 2026	99,813	$9	23,970	$2	$168,015	$(8)	$(139,613)	$7,138	$35,543

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' (Deficit)/Equity
Balance at December 31, 2024	33,430	$3	23,972	$2	$104,889	$5	$(102,907)	$1,501	$3,493
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	140	—	—	—	(23)	—	—	—	(23)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	1	—	—	(1)	—
Stock-based compensation	—	—	—	—	2,241	—	—	1,684	3,925
Net loss	—	—	—	—	—	—	(7,264)	(5,474)	(12,738)
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)	(6)
Balance at March 31, 2025	33,570	$3	23,972	$2	$107,108	$2	$(110,171)	$(2,293)	$(5,349)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(8,015)	$(12,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,084	3,925
Depreciation and amortization	161	251
Non-cash operating lease expense	477	477
Amortization of debt discount and issuance costs	—	58
Net accretion and amortization of investments in marketable securities	(244)	(150)
Changes in operating assets and liabilities:
Accounts receivable	—	(600)
Contract asset	—	428
Prepaid expenses and other current assets	(87)	347
Accounts payable	549	161
Accrued expenses and other current liabilities	763	170
Deferred revenue	(1,708)	—
Operating lease liabilities	(477)	(478)
Net cash used in operating activities	(6,497)	(8,149)
Cash flows from investing activities
Proceeds from maturities of marketable securities	21,000	21,000
Purchases of marketable securities	(23,435)	(2,720)
Purchases of property and equipment	(15)	(51)
Net cash (used in)/provided by investing activities	(2,450)	18,229
Cash flows from financing activities
Proceeds from employee stock purchase plan	—	42
Tax withholdings paid on behalf of employees for net share settlement	(32)	(23)
Repayment of debt	—	(3,750)
Exercise of Pre-funded Warrants in connection with the Private Placement, net of issuance costs of ($5)	5	—
Net cash used in financing activities	(27)	(3,731)
Net (decrease)/increase in cash, cash equivalents and restricted cash equivalents	(8,974)	6,349
Cash, cash equivalents and restricted cash equivalents, beginning of period	18,818	4,262
Cash, cash equivalents and restricted cash equivalents, end of period	$9,844	$10,611
Supplemental disclosures of non-cash investing and financing activities
Interest income receivable included in prepaid expenses and other current assets	$71	$17
Unrealized loss on short-term investments	$(11)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Notes to THE UNAUDITED CONDENSED Consolidated Financial Statements

1. Nature of Business, Organization and Liquidity

Description of Business

Rani Therapeutics Holdings, Inc. (“Rani Holdings”, and together with its consolidated subsidiary, the “Company”) is a clinical-stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics and drugs orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. The Company’s technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. The Company is advancing a portfolio of oral therapeutics using the RaniPill capsule, and the Company is actively pursuing partnering the technology with third party biopharmaceutical companies for the oral delivery of their biologics and drugs. The Company is headquartered in San Jose, California and operates in one segment.

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

As part of the Organizational Transactions, the Company entered into a Registration Rights Agreement with certain individuals and entities that continued to hold economic nonvoting Class A units of Rani LLC (“Class A Units”), collectively referred to herein as the “Continuing LLC Owners”. The Continuing LLC Owners are entitled to exchange, subject to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of Rani LLC (the “Amended Rani LLC Agreement”), the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Amended Rani LLC Agreement. As of March 31, 2026, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,124,194 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception, including net loss of $8.0 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had an accumulated deficit of $139.6 million and for the three months ended March 31, 2026, had negative cash flows from operations of $6.5 million. The Company expects that its cash, cash equivalents and marketable securities of $43.4 million as of March 31, 2026, will be sufficient to fund its operations through at least twelve months from the date that its condensed consolidated financial statements for the three months ended March 31, 2026 are issued.

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

The Company’s ability to raise additional capital through either the issuance of equity or debt is dependent on a number of factors including, but not limited to, the market interest of the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company operates and controls all of the business and affairs of Rani LLC and, through Rani LLC, conducts its business. Because the Company manages and operates the business and controls the strategic decisions and day-to-day operations of Rani LLC and also has a substantial financial interest in Rani LLC, the Company consolidates the financial results of Rani LLC, and a portion of its net loss is allocated to the non-controlling interests in Rani LLC held by the Continuing LLC Owners. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period.

The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the 2025 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2026.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on its historical experience and also on assumptions that the Company believes are reasonable; however, actual results may differ materially and adversely from these estimates.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2025. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025
Cash and cash equivalents	$9,644	$10,111
Restricted cash equivalents	200	500
Total cash, cash equivalents and restricted cash equivalents	$9,844	$10,611

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from customers under revenue arrangements. Receivables are recorded when revenue is recognized and are recorded net of any allowance for current expected credit losses measured based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluates its accounts receivable for expected credit losses in accordance with ASC 326 “Financial Instruments - Credit Losses” (“ASC 326”). Receivables are primarily due from collaboration partners and government agencies with strong credit profiles. The Company has no history of credit losses with these counterparties and collection has historically occurred within contractual terms. As of March 31, 2026 and December 31, 2025, the Company has determined that no allowance for credit losses was required, and no write-offs or recoveries were recognized during both periods.

Contract Balances

A contract asset is created when the Company satisfies a performance obligation by transferring a promised good or service to the customer. Contract assets represent conditional rights to consideration when the Company must first satisfy another performance obligation in the contract before it is entitled to payment from the customer. Contract assets are transferred to accounts receivable once the right to consideration becomes unconditional and presented separately from contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. During the three months ended March 31, 2026, net change on contract asset balance due to timing of billing, payment and recognition was $0.

Contract liabilities are recorded as deferred revenue on the condensed consolidated balance sheets and include payments received in advance of performance obligations or where the Company has unsatisfied performance obligations.

Significant changes in contract liabilities (deferred revenue) in the three months ended March 31, 2026 were as follows (in thousands):

Contract liabilities, beginning of period	$8,539
Revenue recognized	(1,708)
Contract liabilities, end of period	$6,831

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025‑05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025‑05"), which amends the guidance for estimating expected credit losses for financial assets within the scope of ASC 326. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. Entities are required to disclose their practical expedient and accounting policy elections. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company adopted ASU 2025-05 effective January 1, 2026. The Company elected the practical expedient and adoption did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025‑11"). The amendments clarify the scope of interim reporting guidance in U.S. GAAP, consolidate interim disclosure requirements from other codification topics, and introduce a disclosure principle requiring entities to describe events occurring after the end of the most recent annual period that have a material effect on the entity. The ASU is effective for annual periods beginning after December 15, 2027 and for interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the effect of this update; however, because the amendments primarily clarify existing interim reporting requirements and do not significantly expand disclosure obligations, the Company does not expect the ASU to have a material impact on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 provides disaggregated information about certain income statement costs and expenses. This guidance is effective for the Company’s annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$9,222	$—	$—	$9,222
Restricted cash equivalents:
Money market funds	200	—	—	200
Total cash equivalents and restricted cash equivalents	9,422	—	—	9,422
Marketable securities:
U.S. Treasuries and agencies	30,531	—	(10)	30,521
Corporate debt securities	2,249	—	(1)	2,248
Commercial paper	991	—	(1)	990
Total marketable securities	33,771	—	(12)	33,759
Total cash equivalents, restricted cash equivalents and marketable securities	$43,193	$—	$(12)	$43,181

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$6,757	$—	$—	$6,757
U.S. Treasuries and agencies	6,891	—	—	6,891
Commercial paper	2,099	—	—	2,099
Corporate debt securities	1,491	—	—	1,491
Total cash equivalents	17,238	—	—	17,238
Restricted cash equivalents:
Money market funds	200	—	—	200
Total cash equivalents and restricted cash equivalents	17,438	—	—	17,438
Marketable securities:
U.S. Treasuries and agencies	25,868	2	(3)	25,867
Corporate debt securities	3,233	—	—	3,233
Commercial paper	1,991	—	—	1,991
Total marketable securities	31,092	2	(3)	31,091
Total cash equivalents, restricted cash equivalents and marketable securities	$48,530	$2	$(3)	$48,529

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of March 31, 2026, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at March 31, 2026. As of March 31, 2026 and December 31, 2025, interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet was de minimis for both periods.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of inputs used in such measurements (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,222	$—	$—	$9,222
Restricted cash equivalents:
Money market funds	200	—	—	200
Marketable securities
U.S. Treasuries and agencies	30,521	—	—	30,521
Corporate debt securities	—	2,248	—	2,248
Commercial paper	—	990	—	990
Total assets	$39,943	$3,238	$—	$43,181

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,757	$—	$—	$6,757
U.S. Treasuries and agencies	6,891	—	—	6,891
Commercial paper	—	2,099	—	2,099
Corporate debt securities	—	1,491	—	1,491
Restricted cash equivalents:
Money market funds	200	—	—	200
Marketable securities
U.S. Treasuries and agencies	25,867	—	—	25,867
Corporate debt securities	—	3,233	—	3,233
Commercial paper	—	1,991	—	1,991
Total assets	$39,715	$8,814	$—	$48,529

Level 1 financial instruments are comprised of investments in money market funds and U.S. treasuries and agencies. Level 2 financial instruments are comprised of corporate debt securities and commercial paper.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Laboratory equipment	$4,281	$4,259
Leasehold improvements	1,656	1,655
Office equipment	227	227
Software	104	104
Total	6,268	6,245
Less accumulated depreciation and amortization	(5,701)	(5,540)
Total	567	705
Construction-in-progress	34	31
Total property and equipment, net	$601	$736

Depreciation and amortization expense totaled $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Payroll and related costs	$3,430	$2,646
Accrued professional fees	851	718
Accrued rent	328	335
Accrued preclinical and clinical trial costs	—	198
Other	97	46
Total accrued expenses and other current liabilities	$4,706	$3,943

6. Evaluation, Collaboration and License, and Collaborative Arrangements

Chugai Collaboration and License Agreement

In October 2025, the Company entered into a Collaboration and License Agreement (the “Chugai Collaboration and License Agreement”) with Chugai Pharmaceutical Co., Ltd. (“Chugai”). Under the Chugai Collaboration and License Agreement, the Company and Chugai will collaborate to develop, manufacture, seek regulatory approvals for and, if approved, commercialize a product (the “Chugai Product” or “RT-117”) combining Chugai’s antibody (the “Compound”), which is in development for hemophilia, and the RaniPill HC oral delivery device (the “Device”) for use in humans. Under the Chugai Collaboration and License Agreement, the Company received a $10.0 million upfront payment and is eligible to receive up to $18.0 million in technology transfer milestones (of which $10.0 million is subject to the customer's option), up to $57.0 million in regulatory and development milestones, up to $100.0 million in a series of sales-based milestones, contingent upon approval and the commercial success of the Chugai Product, and single digit royalties on net sales upon approval and successful commercialization of the Chugai Product.

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

The Company determined that the Chugai Collaboration and License Agreement falls within the scope of Accounting Standards Codification ("ASC") Topic 808: Collaborative Arrangements ("ASC 808"), with certain elements accounted for under ASC Topic 606, Revenue from Contracts with Customer ("ASC 606"). Specifically, the exclusive license granted to Chugai, technology transfer of a sterile manufacturing process, sales-based milestones, and royalties are accounted for under ASC 606, while the development related activities are accounted for as collaborative arrangements under ASC 808.

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

Based on its assessment as of March 31, 2026, the Company concluded that there were no changes in facts or circumstances that would result in any milestone‑related variable consideration becoming probable of achievement. As such, no variable consideration was included in the transaction price as of March 31, 2026. The Company will reassess milestone-related variable consideration each reporting period and will update the transaction price once it becomes probable and the associated constraint is lifted. Any milestone consideration included in the transaction price will be recognized when the milestone is achieved or consistent with the pattern of recognition of the associated performance obligation, including through cumulative catch-up adjustments, as applicable.

For the three months ended March 31, 2026, the Company recognized $1.7 million of revenue on the condensed consolidated statement of operations and $6.8 million as deferred revenue on the condensed consolidated balance sheet. Of the $10.0 million upfront payment, $8.0 million was received in cash and $2.0 million remains in accounts receivable relating to tax withheld by the Japanese tax authorities, which is expected to be refunded to the Company upon submission and acceptance of the required residency certificate. The Company expects to collect the full amount and does not view the withholding as impacting the collectability assessment under ASC 606.

Evaluation Arrangement

In August 2024, the Company entered into a contract with Chugai to conduct evaluation services of certain Chugai compounds for oral delivery using the RaniPill HC, (the "Chugai Research Agreement"), which was concluded to be a single performance obligation with an enforceable right to payment. The Company received an up-front payment of $0.6 million upon execution of the contract. Upon completion of the evaluation services, in April 2025, the Company was paid a final $0.6 million for an aggregate total of $1.2 million due under the contract. In addition, if agreed upon, the agreement allows for joint filing of certain intellectual property protection in which all associated expenses will be shared equally. Chugai has the ability to terminate the agreement at any time by providing 10 days’ written notice after the effective date of the contract. The contract can be terminated for cause by either party based on uncured material breach by the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. For the periods ended March 31, 2026 and 2025, $0 and $0.2 million, respectively, in contract revenue was recognized for evaluation services performed. As of March 31, 2026, no contract asset or contract liability was outstanding under the Chugai Research Agreement, as all consideration received had been recognized as revenue in proportion to the services performed.

ProGen Co., Ltd.

In June 2024, the Company and ProGen Co., Ltd. (“ProGen”) entered into a Collaboration Agreement (the “Collaboration Agreement”). Under the Collaboration Agreement, the Company and ProGen will collaborate to manufacture, develop, seek regulatory approvals for and, if approved, commercialize a product (the “Product” or “RT-114”) combining ProGen’s GLP-1/GLP-2 dual agonist compound, PG-102, and the RaniPill HC oral delivery device in the field of weight management (including without limitation obesity, weight reduction and weight maintenance) in humans (the “Collaboration”).

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

The Company determined that the Collaboration Agreement is not a contract with a customer and is therefore accounted for under ASC 808. The Company evaluates the presentation of amounts due from ProGen based on the nature of each separate activity. Reimbursements from ProGen are recognized as contra-research and development expense on the Consolidated Statement of Operations once earned and collectability is assured. As of March 31, 2026 and December 31, 2025, reimbursement due from ProGen recorded as contra-research and development expense was $0.4 million and $0.1 million, respectively.

7. Related Party Transactions

The founder and Chairman of the Company is the father of the Company’s Chief Executive Officer and the brother of the Company’s Chief Scientific Officer. Thus, the Company's Chief Scientific Officer is also the uncle of the Company’s Chief Executive Officer.

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family.

Service Agreements

In April 2022, Rani LLC entered into a service agreement for a facility in San Jose, California. In March 2024, the Company entered into an amendment to increase the size of the rental space from 23,000 square feet to 24,000 square feet (such agreement, as amended, the “RMS-ICL Service Agreement”). The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated (Note 8). Rani LLC or ICL may terminate services under the RMS-ICL Service Agreement upon 60 days' notice to the other party, except for occupancy which requires six months’ notice. The RMS-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. ICL administrative fees and research and development expenses are billed or charged on a monthly basis by ICL or Rani LLC, respectively, as well as allocations of expenses based upon Rani LLC’s utilization of ICL’s facilities and equipment.

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$180	$186
General and administrative	(11)	(14)
Total	$169	$172

As of March 31, 2026, one of the Company's facilities was owned by an entity affiliated with the Company’s Chairman (Note 8). The Company pays for the use of this facility through the RMS-ICL Service Agreement.

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

Rani LLC Agreement

The Company operates its business through Rani LLC. In connection with the IPO, the Company and the Continuing LLC Owners, including ICL and its affiliates, entered an LLC agreement (the “Rani LLC Agreement”). As part of the Private Placement, the Rani LLC Agreement was amended effective as of December 31, 2025 (the “Amended Rani LLC Agreement”). The governance of Rani LLC, and the rights and obligations of the holders of LLC Interests, are set forth in the Amended Rani LLC Agreement. As Continuing LLC Owners, ICL and its affiliates are entitled to exchange, subject to the terms of the Amended Rani LLC Agreement, Paired Interests for Class A common stock of the Company; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed.

During each of the three months ended March 31, 2026 and 2025, no related parties that are parties to the Amended Rani LLC Agreement exchanged any Paired Interests, for an equal number of shares of the Company's Class A common stock.

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

In addition, the Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In March 2024, the Company entered into an amendment to increase the size of the rental space from 23,000 square feet to 24,000 square feet. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. In October 2025, the Company determined it to be reasonably certain that it would exercise its renewal option for a successive twelve-month period through 2026. The Company accounted for the renewal option as a lease modification that did not result in a separate contract and recognized the additional right-of-use asset and corresponding lease liabilities associated with the Rani LLC-ICL Service Agreement in its condensed consolidated balance sheet.

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

Supplemental information on the Company’s condensed consolidated balance sheet and statements of cash flows as of March 31, 2026 and 2025 and for the three months ended March 31, 2026 and 2025, respectively, related to the Company's leases was as follows (in thousands):

	March 31,
	2026	2025
Weighted-average remaining lease term (in years)	2.8	3.7
Weighted-average discount rate	10.6%	10.4%

	Three Months Ended March 31,
	2026	2025
Cash flows
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$473	$473

As of March 31, 2026, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands), excluding short-term leases:

Year ending December 31,
2026 (remaining nine months)	$1,465
2027	1,278
2028	1,330
2029	458
Total undiscounted future minimum lease payments	$4,531
Less: Imputed interest	(590)
Total operating lease liability	$3,941
Less: Current portion of operating lease liability	1,460
Operating lease liability, less current portion	$2,481

9. Warrants

Private Placement

In October 2025, the Company entered into a securities purchase agreement (the "Private Placement") with (i) certain institutional and accredited investors (the “Institutional Investors”) and (ii) Mir Imran, chairman of the Company’s Board of Directors (the “Affiliated Investor” and, together with the Institutional Investors, each, a “Purchaser” and, together, the “Purchasers”), pursuant to which the Company issued and sold (i) 42,633,337 shares (the “Shares”) of its Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) warrants to purchase up to an aggregate of 125,000,004 shares of Class A Common Stock or pre-funded warrants (the “Common Warrants”) and (iii) pre-funded warrants to purchase up to an aggregate of 82,366,667 shares of Class A Common Stock (the “Pre-Funded Warrants”). The Common Warrants and Pre-Funded Warrants are classified as equity on the Company’s condensed consolidated balance sheet. The warrants include certain rights upon “fundamental transactions,” as described in the warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable warrants on the date of the consummation of the fundamental transactions. The purchase price of the Shares to the Institutional Investors is $0.48 per share, and the purchase price of the Shares to the Affiliated Investor is $0.605 per share. The purchase price of the Pre-Funded Warrants to the Purchasers is $0.4799 per Pre-Funded Warrant. The aggregate gross proceeds to the Company from the closing of the Private Placement were approximately $60.3 million (including conversion of $6.0 million of the previously outstanding loan's principal balance), before deducting placement agent fees and other expenses payable by the Company of approximately $4.5 million, and excluding the proceeds, if any, from the exercise of the Common Warrants.

The Common Warrants became exercisable following the effective date of stockholder approval in December 2025 and have a term of five years following the initial exercise date. The Common Warrants purchased by the Purchasers have an exercise price of $0.48 per share. The Pre-Funded Warrants are exercisable immediately following the closing, have an unlimited term and an exercise price of $0.0001 per share. In January 2026, a Purchaser exercised 2,099,844 shares of Pre-Funded Warrants on a cashless basis, resulting in 80,266,823 shares of Pre-Funded Warrants outstanding as of March 31, 2026.

Service Warrants

In May 2025, in conjunction with a service agreement, the Company issued warrants to purchase 300,000 shares of the Company's Class A common stock, $0.0001 par value per share ("Service Warrants") to a third party vendor. The value of the Service Warrants was expensed immediately as a general and administrative cost. The Service Warrants are exercisable for a period of five years from the issuance date, at an exercise price per share equal to $0.70. The Service Warrants are classified as equity on the Company's condensed consolidated balance sheet. The Service Warrants include certain rights upon “fundamental transactions,” as described in the warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable warrants on the date of the consummation of the fundamental transactions. In February 2026, the service agreement was terminated, however the issued Service Warrants remain outstanding with terms unchanged. As of March 31, 2026, all of the Service Warrants were outstanding.

Letter Agreement

In May 2025, the Company entered into a letter agreement (the “Letter Agreement”) with an existing institutional investor (the “Equity Investor”) pursuant to which the Equity Investor exercised for cash all outstanding Series B and Series C warrants, which had been previously issued in July 2024 and October 2024, respectively, at a reduced exercise price of $0.65 per share, for net proceeds of $3.9 million in consideration for the Company’s issuance of a new Series D common stock warrant (the “Series D Warrants”) to purchase an aggregate of 13,160,172 shares of Class A common stock, $0.0001 par value per share (the “Class A Common Stock”). Modification accounting was only performed on the warrants that were actually exercised pursuant to the Letter Agreement as it represented a short-term inducement. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized a $1.3 million inducement charge in the condensed consolidated statements of changes in stockholders' equity.

The Series D Warrants were exercisable immediately following stockholder approval, and will expire five years from the date of stockholder approval and have an exercise price of $0.65 per share. The Series D Warrants include certain rights upon “fundamental transactions,” as described in the Series D Warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series D Warrants on the date of the consummation of the fundamental transactions. The Series D Warrant is classified as equity on the Company's condensed consolidated balance sheet. In October 2025, pursuant to the Letter Agreement, the equity investor exercised the Series D Warrants to purchase 6,967,150 shares of Class A Common Stock for cash proceeds of $4.5 million. As of March 31, 2026, there were 6,193,022 Series D Warrants outstanding.

Pursuant to the terms of the Letter Agreement, in the event that the exercise of the Series B and Series C warrants would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the existing warrant, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of Class A Common Stock in abeyance. Accordingly, an aggregate of 1,161,000 shares of Class A Common Stock from the exercise of the Series B and Series C warrants were held in abeyance (the “Abeyance Shares”) with such Abeyance Shares evidenced through the holder’s existing warrants and which are deemed to be prepaid. The Abeyance Shares were to be held until notice is received by the holder that the balance of the shares of Class A Common Stock may be issued in compliance with such beneficial ownership limitations and may be exercised pursuant to a notice of exercise from the holder. The Abeyance Shares were subsequently released and considered shares of Class A Common Stock in July 2025.

Loan and Security Agreement Warrants

In August 2022, in conjunction with a loan and security agreement, the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. The warrants are classified as equity on the Company’s condensed consolidated balance sheet. In September 2025, the Company modified the exercise price of the warrants to $0.50 in consideration for a deferral of a principal repayment due in October 2025. There were no other changes to the terms of the warrant agreement. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized an additional $15 thousand as interest expense in the condensed consolidated statements of operations. As of March 31, 2026, there were 76,336 warrants outstanding.

Warrant activity

A summary of warrant activity during the periods indicated is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	131,569,362	$0.49	4.78	$113,345
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2026	131,569,362	$0.49	4.55	$32,430

10. Stockholders’ Equity

As of March 31, 2026, Rani Holdings held approximately 80% of the Class A Units of Rani LLC, and approximately 20% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. From the date of the Organizational Transactions to March 31, 2026, 5,378,539 Paired Interests and 362,821 non-corresponding Class A Units of Rani LLC were exchanged for an equal number of shares of the Company's Class A common stock. For each of the three months ended March 31, 2026 and 2025, none of the Continuing LLC Owners executed an exchange of any Paired Interests and none of non-corresponding Class A Units of Rani LLC, for either period. In accordance with the Amended Rani LLC Agreement, Rani LLC also issues a corresponding Class A Unit to Rani Holdings for each share of common stock issued by Rani Holdings. This increases Rani Holdings’ ownership in Rani LLC.

11. Stock-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	12,867,236	$4.03	8.19	$5,067
Granted	55,601	$1.37		$—
Forfeited	(192,512)	$4.33
Balance at March 31, 2026	12,730,325	$4.01	7.93	$2,427
Exercisable at March 31, 2026	7,773,044	$5.39	7.49	$566
Nonvested at March 31, 2026	4,957,281	$1.83	8.61	$1,861

As of March 31, 2026, there was $7.5 million of unrecognized stock-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

The following table sets forth the weighted average assumptions used in estimating the fair value of stock option awards on the grant date:

March 31,
2026
Expected volatility	112.6%
Risk-free interest rate	3.62%
Expected term (in years)	6.1
Expected dividend yield	—%

Restricted Stock Units

A summary of restricted stock unit (“RSU”) activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2025	348,702	$6.94
Vested	(123,389)	$9.69
Forfeited	—	$—
Balance at March 31, 2026	225,313	$5.44

As of March 31, 2026, there was $1.2 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 1.0 years. The total fair value of RSUs vested was $0.1 million for the three months ended March 31, 2026.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense resulting from the grant of stock options, RSUs, RSAs, and the ESPP, recorded in the Company’s condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$733	$1,137
General and administrative	1,351	2,788
Total stock-based compensation	$2,084	$3,925

12. Commitments and Contingencies

Leases

The Company enters into lease arrangements for office and laboratory facilities under operating leases accounted for in accordance with ASC 842 "Leases" ("ASC 842"). The Company’s future minimum lease payments under operating leases are presented within the lease footnote (Note 8).

The Company’s lease liabilities represent a contractual commitment to make future payments over the lease term. As of March 31, 2026, the Company had no additional significant lease commitments outside of those recognized as operating lease liabilities on the condensed consolidated balance sheets.

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

13. Income Taxes

The Company’s effective income tax rate was zero for each of the three months ended March 31, 2026 and 2025. As a result of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not likely to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets. There were no material changes to uncertain tax positions for the three months ended March 31, 2026 and 2025, and the Company does not anticipate material changes within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(7,033)	$(7,264)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted*	179,996	33,440
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.04)	$(0.22)

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

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of March 31,
	2026	2025
Paired Interests	23,970	23,972
Stock options	12,730	11,382
Warrants	131,569	6,656
Non-corresponding Class A Units	1,124	1,230
Restricted stock units	225	653
Shares issuable pursuant to the ESPP	53	62
	169,671	43,955

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the three months ended March 31, 2026. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management's discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission ("SEC"). Some of the information contained in this discussion and analysis or set forth elsewhere in this document, includes forward looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. Please also see the section titled “Forward Looking Statements.”

The following discussion contains references to the three months ended March 31, 2026 and 2025, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC (“Rani LLC”) for the three months ended March 31, 2026 and 2025, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refer to the Company and its consolidated subsidiary.

Overview

We are a clinical-stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics and drugs orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We are advancing a portfolio of oral therapeutics using the RaniPill capsule and we are actively pursuing partnering the technology with third party biopharmaceutical companies for the oral delivery of their biologics and drugs.

Our technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We have two configurations of the platform – the RaniPill GO and the RaniPill HC. The RaniPill GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We have completed three Phase 1 clinical trials using the RaniPill GO. We are also developing a high-capacity version of the RaniPill capsule known as the RaniPill HC, which is intended to enable delivery of drug payloads up to 200µL in liquid form with high bioavailability. We have tested preclinically the RaniPill HC with multiple therapeutics, including multiple different antibodies and peptides. In December 2025, we initiated a Phase 1 clinical trial with the RT-114, a RaniPill HC capsule, containing a bispecific GLP-1/GLP-2 receptor agonist (PG-102) in collaboration with ProGen.

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

Clinical Update

In December 2025, we initiated a Phase 1 clinical trial with RT-114, a RaniPill HC capsule containing a bispecific GLP-1/GLP-2 receptor agonist (PG-102) in collaboration with ProGen. The Phase 1 trial will evaluate the safety, tolerability, bioavailability, and pharmacokinetics / pharmacodynamics of single and multiple doses of RT-114 for the treatment of obesity.

The single-center Phase 1 study of RT-114 is being conducted in Australia. The single dose portion of the study is underway and will evaluate the safety, tolerability and bioavailability of RT-114 administered in up to 30 healthy human participants. This part of the trial consists of two cohorts, with one cohort evaluating RT-114 containing 12 mg of PG-102, administered orally as a RaniPill capsule. The second cohort, as the control group, will receive 12 mg of PG-102 via subcutaneous injection.

The Phase 1 trial of RT-114 is ongoing as of the date of this filing, and we expect to provide an update following completion of the study in 2027.

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

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Contract revenue	$1,708	$172	893.0%
Operating expenses
Research and development	5,161	6,570	(21.4)%
General and administrative	4,886	5,615	(13.0)%
Total operating expenses	$10,047	$12,185	(17.5)%
Loss from operations	(8,339)	(12,013)	(30.6)%
Other income (expense), net
Interest income and other, net	412	218	89.0%
Interest expense and other, net	(88)	(943)	(90.7)%
Net loss	$(8,015)	$(12,738)	(37.1)%
Net loss attributable to non-controlling interest	(982)	(5,474)	(82.1)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,033)	$(7,264)	(3.2)%

*Not meaningful

Contract Revenue

Contract revenue of $1.7 million for the three months ended March 31, 2026, was attributable to Chugai Collaboration and License Agreement entered into in October 2025. There was $0.2 million of contract revenue from evaluation services performed for Chugai for the same period in 2025.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended March 31,
	2026	2025
Payroll, stock-based compensation and related benefits	$3,576	$4,663
Facilities, materials and supplies	1,212	1,415
Third-party services	367	476
Other	6	16
Total	$5,161	$6,570

The decrease of $1.4 million in research and development expenses in the three months ended March 31, 2026, as compared to the same period in 2025, was primarily attributed to lower compensation costs of $1.1 million, $0.2 million reduction in facilities, materials and supplies and $0.1 million decrease in third-party services.

General and Administrative Expenses

The decrease of $0.7 million in general and administrative expenses in the three months ended March 31, 2026, as compared to the same period in 2025, was primarily attributed to lower compensation costs of $1.2 million and $0.1 million reduction in facilities, materials and supplies, offset by an increase in third-party services of $0.6 million.

Other Income (Expense), Net

The increase of $1.1 million in other income (expense), net, in the three months ended March 31, 2026, as compared to the same period in 2025, was primarily attributed to an increase in interest income of $0.2 million from our investment in marketable securities and a decrease in interest expense of $0.9 million.

Liquidity and Capital Resources

Overview

We have incurred recurring losses and negative cash flows from operations since inception, including net loss of $8.0 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $139.6 million and for three months ended March 31, 2026, had negative cash flows from operations of $6.5 million. As of March 31, 2026, our cash, cash equivalents and marketable securities totaled $43.4 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

Based on our current operating plans and assumptions, we believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our operations through at least twelve months from the date that our condensed consolidated financial statements for the three months ended March 31, 2026 are issued.

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
•
the success of our current collaborations, including those with Chugai and ProGen, and our ability to receive expected milestones under these collaborations;
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

If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us. If we raise funds through collaborations, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or delay investments in our manufacturing scale-up and automation. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing military conflicts, inflationary pressures, potential future bank failures, or otherwise. In this regard, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran have created extreme volatility in the global credit and financial markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk.

The following table summarizes our cash, cash equivalents and marketable securities:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$9,644	$18,618
Marketable securities	33,759	31,091
Total cash, cash equivalents and marketable securities	$43,403	$49,709

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(6,497)	$(8,149)
Net cash (used in)/provided by investing activities	(2,450)	18,229
Net cash used in financing activities	(27)	(3,731)
Net (decrease)/increase in cash, cash equivalents and restricted cash equivalents	$(8,974)	$6,349

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $6.5 million, which was primarily attributable to a net loss of $8.0 million and net accretion and amortization of investments in marketable securities of $0.2 million, partially offset by stock-based compensation expense of $2.1 million, depreciation and amortization expense of $0.2 million and, non-cash lease expense of $0.5 million. Additionally, there was an increase in accounts payable of $0.5 million, an increase in accrued expenses and other current liabilities of $0.7 million, a decrease in deferred revenue of $1.7 million, an increase in prepaid expenses and other current assets of $0.1 million, and a decrease in operating lease liabilities of $0.5 million for the three months ended March 31, 2026.

Net cash used in operating activities for the three months ended March 31, 2025 was $8.1 million, which was primarily attributable to a net loss of $12.7 million and net accretion and amortization of investments in marketable securities of $0.2 million, partially offset by the stock-based compensation expense of $3.9 million and depreciation and amortization expense of $0.3 million. Additionally, there was an increase in accounts receivable of $0.6 million, accounts payable of $0.2 million, accrued expenses and other current liabilities of $0.2 million, and a decrease in contract assets of $0.4 million and prepaid expenses and other current assets of $0.3 million for the three months ended March 31, 2025.

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $2.5 million, which primarily consisted of $21.0 million in proceeds from maturities of marketable securities, partially offset by $23.5 million in purchases of marketable securities.

For the three months ended March 31, 2025, net cash provided by investing activities was $18.2 million, which primarily consisted of $21.0 million in proceeds from maturities of marketable securities, partially offset by $2.7 million in purchases of marketable securities and $0.1 million in purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was de minimis.

For the three months ended March 31, 2025, net cash used in financing activities was $3.7 million, which primarily consisted of repayment of debt of $3.8 million.

Contractual Obligations and Other Commitments

As of March 31, 2026, there have been no material changes to our contractual obligations and other commitments compared to those disclosed in our Annual Report on Form 10-K.

The following table summarizes our contractual obligations and commitments as of March 31, 2026 (in thousands):

	As of March 31, 2026
	Total	Short-term	Long-term
Operating leases (1)	$3,941	$1,460	$2,481

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness previously identified by management and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our disclosure controls and procedures were not effective as of March 31, 2026.

Previously Identified Material Weakness

As described in Part II, Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we previously identified a material weakness related to the design and implementation effectiveness of the control related to the accounting for certain significant and complex or unusual transactions. While the material weakness did not result in a misstatement of our previously filed annual or interim consolidated financial statements, this material weakness, until remediated, could result in a material misstatement to one or more accounts or disclosures that would not be prevented or detected on a timely basis.

Remediation

During the three months ended March 31, 2026, we continued to implement remediation measures designed to strengthen our internal control over financial reporting and remediate previously identified material weakness. These measures include revising policies and procedures and implementing additional training to enhance our risk assessment and review processes related to significant and complex transactions, particularly in evolving and growing areas of our business.

These remediation efforts are subject to ongoing senior management review, as well as oversight by the Audit Committee of our Board of Directors. The material weakness will not be considered remediated until the relevant control has been designed and implemented effectively for a sufficient period of time and management has concluded, through testing, that the control is effective. We will continue to monitor the effectiveness of our remediation efforts and make additional improvements as management deems necessary.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than described below, management believes that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

We currently do not meet, and may not regain compliance with, the listing standards of the Nasdaq Stock Market LLC, or Nasdaq, and as a result our Class A common stock may be delisted. Delisting could adversely affect the liquidity of our Class A common stock and the market price of our Class A common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.

Our Class A common stock is currently listed on the Nasdaq Global Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive trading days, or the Bid Price Requirement. On May 11, 2026, we received a deficiency notice, or the Notice, from the Listing Qualifications Staff, or the Staff, of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price of our Class A common stock had closed below $1.00 per share, thereby failing to satisfy the Bid Price Requirement set forth in the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of our Class A common stock on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until November 9, 2026, to regain compliance with the Bid Price Requirement by having shares of our Class A common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In the event we do not regain compliance with the Bid Price Requirement prior to the expiration of the compliance period, our Class A common stock may be subject to a delisting action by Nasdaq.

Alternatively, we may be eligible for an additional 180-calendar day compliance period if we elect to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. If we do not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, then the Class A common stock will be subject to delisting. We intend to monitor the closing bid price of our Class A common stock and consider our available options to resolve the noncompliance with the Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Nasdaq Global Market’s continued listing requirements or that Nasdaq will grant us a further extension of time to regain compliance, if applicable.

A reverse stock split may allow us to meet the Bid Price Requirement, but we cannot assure you that a reverse stock split will be approved by our stockholders or that any reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing. Additionally, if a reverse stock split is implemented, there can be no assurance that the market price per post-split share of our Class A common stock following the reverse stock split will remain unchanged or will increase in proportion to the reduction in the number of pre-split shares of our Class A common stock outstanding before the reverse stock split. The liquidity of the shares of our Class A common stock may be affected adversely by any reverse stock split given the reduced number of shares of our Class A common stock that will be outstanding following such reverse stock split. Furthermore, following any reverse stock split, the resulting market price of our Class A common stock may not attract new investors and may not satisfy the investing requirements of those investors.

In the event that our Class A common stock is delisted from Nasdaq as a result of our failure to regain compliance with the Bid Price Requirement, as a result of Nasdaq not granting us an extension or the panel not granting us a favorable decision or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, trading of our Class A common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board, but there can be no assurance that our Class A common stock will be eligible for trading on such alternative exchange or market.

Additionally, if our Class A common stock is delisted from Nasdaq, the liquidity of our Class A common stock would be adversely affected, the market price of our Class A common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our Class A common stock could lose federal preemption of state securities laws. Furthermore, there could also be a further reduction in our coverage by securities analysts and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our Class A common stock, which could cause the price of our Class A common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2026, we issued 2,099,844 shares of our Class A common stock to funds affiliated with Avenue Venture Opportunities Fund, L.P (the “Lender”) upon exercise by the Lender of the Pre-Funded Warrants issued in the Private Placement in October 2025. The Pre-Funded Warrants were exercised on a cashless basis in accordance with their terms, resulting in no cash proceeds to us. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.1*	Rani Therapeutics Holdings, Inc. Non-Employee Director Compensation Policy.
10.2*	First Amendment to ProGen Collaboration Agreement dated January 13, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Rani Therapeutics Holdings, Inc.

Date: May 15, 2026	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Svai Sanford
Svai Sanford
Chief Financial Officer
(Principal Financial and Accounting Officer)