Form 10-Q
period 2026-06-30
Rani Therapeutics Holdings, Inc.
filed 2026-08-13
CIK 1856725

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 115,424,960 shares of Class A common stock, $0.0001 par value per share, outstanding, 23,970,359 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,124,194 shares of the registrant’s Class A common stock.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” “seek,” “aim,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to selectively enter into strategic partnerships and the expected potential benefits thereof, including our collaborations with Chugai Pharmaceutical Co. Ltd., ProGen Co. Ltd. and PegBio Co. Ltd.;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,868	$18,618
Accounts receivable	2,042	2,042
Marketable securities	48,523	31,091
Prepaid expenses and other current assets	1,090	1,570
Total current assets	56,523	53,321
Property and equipment, net	525	736
Operating lease right-of-use asset	3,549	4,318
Other assets	246	246
Total assets	$60,843	$58,621
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,049	$309
Accrued expenses and other current liabilities	3,137	3,943
Current portion of deferred revenue	5,123	6,831
Current portion of operating lease liability	1,329	1,586
Total current liabilities	10,638	12,669
Long-term deferred revenue	—	1,708
Operating lease liability, less current portion	2,220	2,732
Total liabilities	12,858	17,109
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 112,499 and 97,622 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11	9
Class B common stock, $0.0001 par value - 40,000 shares authorized; 23,970 and 23,970 issued and outstanding as of June 30, 2026 and December 31, 2025	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	186,255	165,578
Accumulated other comprehensive (loss)/gain	(30)	1
Accumulated deficit	(147,004)	(132,580)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	39,234	33,010
Non-controlling interest	8,751	8,502
Total stockholders' equity	47,985	41,512
Total liabilities and stockholders' equity	$60,843	$58,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract revenue	$1,708	$—	$3,416	$172
Operating expenses
Research and development	5,017	5,505	10,178	12,075
General and administrative	5,519	5,000	10,405	10,615
Total operating expenses	$10,536	$10,505	$20,583	$22,690
Loss from operations	(8,828)	(10,505)	(17,167)	(22,518)
Other income (expense), net
Interest income and other, net	415	158	827	375
Interest expense and other, net	(8)	(877)	(96)	(1,819)
Net loss	$(8,421)	$(11,224)	$(16,436)	$(23,962)
Net loss attributable to non-controlling interest	(1,030)	(4,532)	(2,012)	(10,006)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,391)	$(6,692)	$(14,424)	$(13,956)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.04)	$(0.18)	$(0.08)	$(0.40)
Weighted-average Class A common shares outstanding—basic and diluted	187,168	36,542	180,038	34,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(8,421)	$(11,224)	$(16,436)	$(23,962)
Other comprehensive loss
Net unrealized loss on marketable securities	(27)	1	(38)	(5)
Comprehensive loss	$(8,448)	$(11,223)	$(16,474)	$(23,967)
Comprehensive loss attributable to non-controlling interest	(1,035)	(4,244)	(2,019)	(12,311)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(7,413)	$(6,979)	$(14,455)	$(11,656)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2025	97,622	$9	23,970	$2	$165,578	$1	$(132,580)	$8,502	$41,512
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	91	—	—	—	(32)	—	—	—	(32)
Exercise of Pre-funded Warrants in connection with the Private Placement, net of issuance cost of ($5)	2,100	—	—	—	5	—	—	—	5
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	799	—	—	(799)	—
Stock-based compensation	—	—	—	—	1,665	—	—	419	2,084
Net loss	—	—	—	—	—	—	(7,033)	(982)	(8,015)
Other comprehensive loss	—	—	—	—	—	(9)	—	(2)	(11)
Balance at March 31, 2026	99,813	$9	23,970	$2	$168,015	$(8)	$(139,613)	$7,138	$35,543
Issuance of common stock and pre-funded warrants in connection with the May 2026 Securities Purchase Agreement, net of issuance costs of $1,641	12,477	2	—	—	18,357	—	—	—	18,359
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	43	—	—	—	(9)				(9)
Issuance of common stock from exercise of stock options	100	—	—	—	62				62
Issuance of common stock under employee stock purchase plan	66	—	—	—	54	—	—	—	54
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(2,205)			2,205	—
Stock-based compensation	—	—	—	—	1,981	—	—	443	2,424
Net loss	—	—	—	—	—	—	(7,391)	(1,030)	(8,421)
Other comprehensive loss	—	—	—	—	—	(22)	—	(5)	(27)
Balance at June 30, 2026	112,499	$11	23,970	$2	$186,255	$(30)	$(147,004)	$8,751	$47,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ (DEFICIT)/Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' (Deficit)/Equity
Balance at December 31, 2024	33,430	$3	23,972	$2	$104,889	$5	$(102,907)	$1,501	$3,493
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	140	—	—	—	(23)	—	—	—	(23)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	1	—	—	(1)	—
Stock-based compensation	—	—	—	—	2,241	—	—	1,684	3,925
Net loss	—	—	—	—	—	—	(7,264)	(5,474)	(12,738)
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)	(6)
Balance at March 31, 2025	33,570	$3	23,972	$2	$107,108	$2	$(110,171)	$(2,293)	$(5,349)
Exercise of warrants issued in connection with the October 2024 and July 2024 - Securities Purchase Agreement, net of issuance costs of $340	5,419	—	—	—	3,937	—	—	—	3,937
Warrant issued for services provided	—	—	—	—	152	—	—	—	152
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	44	—	—	—	(8)	—	—	—	(8)
Issuance of common stock under employee stock purchase plan	97	—	—	—	46	—	—	—	46
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	107	—	(2)	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(1,963)	—	—	1,963	—
Stock-based compensation	—	—	—	—	2,008	—	—	1,284	3,292
Net loss	—	—	—	—	—	—	(6,692)	(4,532)	(11,224)
Other comprehensive loss	—	—	—	—	—	1	—	—	1
Balance at June 30, 2025	39,237	$3	23,970	$2	$111,280	$3	$(116,863)	$(3,578)	$(9,153)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(16,436)	$(23,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,508	7,217
Depreciation and amortization	313	491
Non-cash operating lease expense	954	955
Amortization of debt discount and issuance costs	—	116
Net accretion and amortization of investments in marketable securities	(511)	(158)
Warrant issued for services provided	—	152
Changes in operating assets and liabilities:
Accounts receivable	—	428
Prepaid expenses and other current assets	480	820
Accounts payable	345	439
Accrued expenses and other current liabilities	(806)	558
Deferred revenue	(3,416)	—
Other long-term assets	—	(47)
Operating lease liabilities	(954)	(954)
Net cash used in operating activities	(15,523)	(13,945)
Cash flows from investing activities
Proceeds from maturities of marketable securities	40,951	26,750
Purchases of marketable securities	(57,910)	(2,720)
Purchases of property and equipment	(47)	(88)
Net cash (used in)/provided by investing activities	(17,006)	23,942
Cash flows from financing activities
Proceeds from exercise of warrants for common stock, net of issuance costs	—	3,937
Proceeds from issuance of common stock and pre-funded warrants in connection with the May 2026 Securities Purchase Agreement, net of issuance costs	18,699	—
Exercise of Pre-funded Warrants in connection with the Private Placement, net of issuance costs	5	—
Issuance of common stock under employee stock purchase plan	54	46
Proceeds from employee stock purchase plan	—	5
Proceeds from the exercise of stock options	62	—
Tax withholdings paid on behalf of employees for net share settlement	(41)	(31)
Repayment of debt	—	(7,500)
Net cash provided by/(used in) financing activities	18,779	(3,543)
Net (decrease)/increase in cash, cash equivalents and restricted cash equivalents	(13,750)	6,454
Cash, cash equivalents and restricted cash equivalents, beginning of period	18,818	4,262
Cash, cash equivalents and restricted cash equivalents, end of period	$5,068	$10,716
Supplemental disclosures of non-cash investing and financing activities
Interest income receivable included in prepaid expenses and other current assets	$171	$18
Exchanges of non-corresponding Class A Units of Rani LLC	$—	$63
May 2026 Securities Purchase Agreement issuance costs included in accounts payable	$340	$—
Property and equipment purchases included in accounts payable	$55	$—
Unrealized loss on short-term investments	$(38)	$—

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

As part of the Organizational Transactions, the Company entered into a Registration Rights Agreement with certain individuals and entities that continued to hold economic nonvoting Class A units of Rani LLC (“Class A Units”), collectively referred to herein as the “Continuing LLC Owners”. The Continuing LLC Owners are entitled to exchange, subject to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of Rani LLC (the “Amended Rani LLC Agreement”), the Class A Units they hold in Rani LLC, together with the shares they hold of the Company Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Amended Rani LLC Agreement. As of June 30, 2026, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,124,194 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception, including net loss of $16.4 million for the six months ended June 30, 2026. The Company had negative cash flows from operations of $15.5 million for the six months ended June 30, 2026. The Company expects that its cash, cash equivalents and marketable securities of $53.4 million as of June 30, 2026, will be sufficient to fund its operations through at least twelve months from the date that its condensed consolidated financial statements for the six months ended June 30, 2026 are issued.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2025. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026.

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025:

	June 30,
	2026	2025
Cash and cash equivalents	$4,868	$10,216
Restricted cash equivalents	200	500
Total cash, cash equivalents and restricted cash equivalents	$5,068	$10,716

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from customers under revenue arrangements. Receivables are recorded when revenue is recognized and are recorded net of any allowance for current expected credit losses measured based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluates its accounts receivable for expected credit losses in accordance with ASC 326 “Financial Instruments - Credit Losses” (“ASC 326”). Receivables are primarily due from collaboration partners and government agencies with strong credit profiles. The Company has no history of credit losses with these counterparties and collection has historically occurred within contractual terms. As of June 30, 2026 and December 31, 2025, the Company has determined that no allowance for credit losses was required, and no write-offs or recoveries were recognized during both periods.

Contract Balances

A contract asset is created when the Company satisfies a performance obligation by transferring a promised good or service to the customer. Contract assets represent conditional rights to consideration when the Company must first satisfy another performance obligation in the contract before it is entitled to payment from the customer. Contract assets are transferred to accounts receivable once the right to consideration becomes unconditional and presented separately from contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. During the six months ended June 30, 2026, net change on contract asset balance due to timing of billing, payment and recognition was $0.

Contract liabilities are recorded as deferred revenue on the condensed consolidated balance sheets and include payments received in advance of performance obligations or where the Company has unsatisfied performance obligations.

Significant changes in contract liabilities (deferred revenue) in the six months ended June 30, 2026 were as follows (in thousands):

Contract liabilities, beginning of period	$8,539
Revenue recognized	(3,416)
Contract liabilities, end of period	$5,123

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2025‑05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025‑05"), which amends the guidance for estimating expected credit losses for financial assets within the scope of ASC 326. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. Entities are required to disclose their practical expedient and accounting policy elections. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company adopted ASU 2025-05 effective January 1, 2026. The Company elected the practical expedient and adoption did not have a material impact on its condensed consolidated financial statements.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to

the SEC’s Disclosure Update and Simplification Initiative, to incorporate several SEC disclosure requirements into a variety of topics in the FASB codification. These amendments align the requirements in the ASC with the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have a material impact on its condensed consolidated financial statements or disclosures.

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$2,472	$—	$—	$2,472
Restricted cash equivalents:
Money market funds	200	—	—	200
Total cash equivalents and restricted cash equivalents	2,672	—	—	2,672
Marketable securities:
U.S. Treasuries and agencies	38,305	—	(29)	38,276
Corporate debt securities	7,302	—	(7)	7,295
Commercial paper	2,955	—	(3)	2,952
Total marketable securities	48,562	—	(39)	48,523
Total cash equivalents, restricted cash equivalents and marketable securities	$51,234	$—	$(39)	$51,195

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$6,757	$—	$—	$6,757
U.S. Treasuries and agencies	6,891	—	—	6,891
Commercial paper	2,099	—	—	2,099
Corporate debt securities	1,491	—	—	1,491
Total cash equivalents	17,238	—	—	17,238
Restricted cash equivalents:
Money market funds	200	—	—	200
Total cash equivalents and restricted cash equivalents	17,438	—	—	17,438
Marketable securities:
U.S. Treasuries and agencies	25,868	2	(3)	25,867
Corporate debt securities	3,233	—	—	3,233
Commercial paper	1,991	—	—	1,991
Total marketable securities	31,092	2	(3)	31,091
Total cash equivalents, restricted cash equivalents and marketable securities	$48,530	$2	$(3)	$48,529

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of June 30, 2026, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at June 30, 2026. As of June 30, 2026 and December 31, 2025, interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet were $0.2 million and de minimis, respectively.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of inputs used in such measurements (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,472	$—	$—	$2,472
Restricted cash equivalents:
Money market funds	200	—	—	200
Marketable securities
U.S. Treasuries and agencies	38,276	—	—	38,276
Corporate debt securities	—	7,295	—	7,295
Commercial paper	—	2,952	—	2,952
Total assets	$40,948	$10,247	$—	$51,195

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,757	$—	$—	$6,757
U.S. Treasuries and agencies	6,891	—	—	6,891
Commercial paper	—	2,099	—	2,099
Corporate debt securities	—	1,491	—	1,491
Restricted cash equivalents:
Money market funds	200	—	—	200
Marketable securities
U.S. Treasuries and agencies	25,867	—	—	25,867
Corporate debt securities	—	3,233	—	3,233
Commercial paper	—	1,991	—	1,991
Total assets	$39,715	$8,814	$—	$48,529

Level 1 financial instruments are comprised of investments in money market funds and U.S. treasuries and agencies. Level 2 financial instruments are comprised of corporate debt securities and commercial paper.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Laboratory equipment	$4,298	$4,259
Leasehold improvements	1,655	1,655
Office equipment	227	227
Software	104	104
Total property and equipment excluding construction-in-progress	6,284	6,245
Less accumulated depreciation and amortization	(5,853)	(5,540)
Property and equipment excluding construction-in-progress, net	431	705
Construction-in-progress	94	31
Total property and equipment, net	$525	$736

Depreciation and amortization expense totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively. Depreciation and amortization expense totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Payroll and related costs	$2,053	$2,646
Accrued professional fees	667	718
Accrued rent	316	335
Accrued preclinical and clinical trial costs	34	198
Other	67	46
Total accrued expenses and other current liabilities	$3,137	$3,943

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

Based on its assessment as of June 30, 2026, the Company concluded that there were no changes in facts or circumstances that would result in any milestone‑related variable consideration becoming probable of achievement. As such, no variable consideration was included in the transaction price as of June 30, 2026. The Company will reassess milestone-related variable consideration each reporting period and will update the transaction price once it becomes probable and the associated constraint is lifted. Any milestone consideration included in the transaction price will be recognized when the milestone is achieved or consistent with the pattern of recognition of the associated performance obligation, including through cumulative catch-up adjustments, as applicable.

For the three and six months ended June 30, 2026, the Company recognized $1.7 million and $3.4 million of revenue, respectively, on the condensed consolidated statement of operations. As of June 30, 2026, $5.1 million in revenue was deferred under this agreement as current deferred revenue on the condensed consolidated balance sheet. As of June 30, 2026, of the $10.0 million upfront payment, $8.0 million was received in cash and $2.0 million remains in accounts receivable relating to tax withheld by the Japanese tax authorities, which is expected to be refunded to the Company upon submission and acceptance of the required residency certificate. The Company submitted the required residency certificate in July 2026. The Company expects to collect the full amount and does not view the withholding as impacting the collectability assessment under ASC 606.

Evaluation Arrangement

In August 2024, the Company entered into a contract with Chugai to conduct evaluation services of certain Chugai compounds for oral delivery using the RaniPill HC (the "Chugai Research Agreement"), which was concluded to be a single performance obligation with an enforceable right to payment. The Company received an up-front payment of $0.6 million upon execution of the contract. Upon completion of the evaluation services, in April 2025, the Company was paid a final $0.6 million for an aggregate total of $1.2 million due under the contract. In addition, if agreed upon, the agreement allows for joint filing of certain intellectual property protection in which all associated expenses will be shared equally. Chugai has the ability to terminate the agreement at any time by providing 10 days’ written notice after the effective date of the contract. The contract can be terminated for cause by either party based on uncured material breach by the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. For the three and six months ended June 30, 2025, $0 and $0.2 million in contract revenue was recognized for evaluation services performed, respectively. As of June 30, 2026, no contract asset or contract liability was outstanding under the Chugai Research Agreement, as all consideration received had been recognized as revenue in proportion to the services performed.

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

The Company determined that the Collaboration Agreement is not a contract with a customer and is therefore accounted for under ASC 808. The Company evaluates the presentation of amounts due from ProGen based on the nature of each separate activity. Reimbursements from ProGen are recognized as contra-research and development expense on the Consolidated Statement of Operations once earned and collectability is assured. For the three and six months ended June 30, 2026, reimbursement due from ProGen recorded as contra-research and development expense was $0.1 million and $0.4 million, respectively. For the three and six months ended June 30, 2025, reimbursement due from ProGen recorded as contra-research and development expense was de minimis.

7. Related Party Transactions

The founder and Chairman of the Company is the father of the Company’s Chief Executive Officer and the brother of the Company’s Chief Scientific Officer. Thus, the Company's Chief Scientific Officer is also the uncle of the Company’s Chief Executive Officer.

InCube Labs, LLC (“ICL”) is wholly-owned by the Company’s founder and Chairman and his family.

Service Agreements

In April 2022, Rani LLC entered into a service agreement for a facility in San Jose, California. In March 2024, the Company entered into an amendment to increase the size of the rental space from 23,000 square feet to 24,000 square feet (such agreement, as amended, the “RMS-ICL Service Agreement”). The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless terminated (Note 8). Rani LLC or ICL may terminate services under the RMS-ICL Service Agreement upon 60 days' notice to the other party, except for occupancy which requires six months’ notice. On June 24, 2026, the Company determined it would not exercise its renewal option and provided the notice to terminate the occupancy portion of the RMS-ICL Service Agreement for its San Jose facility. The occupancy arrangement is expected to terminate effective December 31, 2026. The RMS-ICL Service Agreement specifies the scope of services to be provided as well as the methods for determining the costs of services. ICL administrative fees and research and development expenses are billed or charged on a monthly basis by ICL or Rani LLC, respectively, as well as allocations of expenses based upon Rani LLC’s utilization of ICL’s facilities and equipment.

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$180	$180	$360	$366
General and administrative	(11)	(13)	(22)	(27)
Total	$169	$167	$338	$339

As of June 30, 2026, one of the Company's facilities was owned by an entity affiliated with the Company’s Chairman (Note 8). The Company pays for the use of this facility through the RMS-ICL Service Agreement.

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

During each of the six months ended June 30, 2026 and 2025, no related parties that are parties to the Amended Rani LLC Agreement exchanged any Paired Interests, for an equal number of shares of the Company's Class A common stock.

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

In addition, the Company pays for the use of its office, laboratory and manufacturing facility in San Jose, California as part of the RMS-ICL Service Agreement. In March 2024, the Company entered into an amendment to increase the size of the rental space from 23,000 square feet to 24,000 square feet. The RMS-ICL Service Agreement has a twelve-month term and will automatically renew for successive twelve-month periods unless Rani LLC or ICL terminate occupancy under the RMS-ICL Service Agreement upon six months’ notice. On June 24, 2026, the Company determined it would not exercise its renewal option and provided the notice to terminate the occupancy portion of the RMS-ICL Service Agreement for its San Jose facility. The occupancy arrangement is expected to terminate effective December 31, 2026.

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

Supplemental information on the Company’s condensed consolidated balance sheet and statements of cash flows as of June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, respectively, related to the Company's leases was as follows (in thousands):

	June 30,
	2026	2025
Weighted-average remaining lease term (in years)	2.6	3.6
Weighted-average discount rate	10.6%	10.4%

	Six Months Ended June 30,
	2026	2025
Cash flows
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$973	$949

As of June 30, 2026, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands), excluding short-term leases:

Year ending December 31,
2026 (remaining six months)	$977
2027	1,278
2028	1,330
2029	458
Total undiscounted future minimum lease payments	$4,043
Less: Imputed interest	(494)
Total operating lease liability	$3,549
Less: Current portion of operating lease liability	1,329
Operating lease liability, less current portion	$2,220

9. Warrants

May 2026 Securities Purchase Agreement

In May 2026, the Company entered into a securities purchase agreement (the "May 2026 Securities Purchase Agreement"), with several institutional investors, relating to the issuance and sale of 12,476,637 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 6,214,953 shares of Class A common stock (the "May 2026 Pre-Funded Warrants"). The May 2026 Pre-Funded Warrants are exercisable immediately following the closing date of the offering, have no expiration date and remain exercisable until exercised in full, and have an exercise price of $0.0001 per share. The May 2026 Pre-Funded Warrants are equity classified on the Company's condensed consolidated balance sheet. The offering price was $1.07 per share of Class A common stock, and $1.0699 per May 2026 Pre-Funded Warrant for total gross proceeds of $20.0 million. The Company incurred issuance costs of approximately $1.6 million. As of June 30, 2026, all May 2026 Pre-Funded Warrants were outstanding.

Private Placement

In October 2025, the Company entered into a securities purchase agreement (the "Private Placement") with (i) certain institutional and accredited investors (the “Institutional Investors”) and (ii) Mir Imran, chairman of the Company’s Board of Directors (the “Affiliated Investor” and, together with the Institutional Investors, each, a “Purchaser” and, together, the “Purchasers”), pursuant to which the Company issued and sold (i) 42,633,337 shares (the “Shares”) of its Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) warrants to purchase up to an aggregate of 125,000,004 shares of Class A Common Stock or pre-funded warrants (the “Common Warrants”) and (iii) pre-funded warrants to purchase up to an aggregate of 82,366,667 shares of Class A Common Stock (the “Pre-Funded Warrants”). The Common Warrants and Pre-Funded Warrants are classified as equity on the Company’s condensed consolidated balance sheet. The Common Warrants include certain rights upon “fundamental transactions,” as described in the warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable warrants on the date of the consummation of the fundamental transactions. The purchase price of the Shares to the Institutional Investors is $0.48 per share, and the purchase price of the Shares to the Affiliated Investor is $0.605 per share. The purchase price of the Pre-Funded Warrants to the Purchasers is $0.4799 per Pre-Funded Warrant. The aggregate gross proceeds to the Company from the closing of the Private Placement were approximately $60.3 million (including conversion of $6.0 million of the previously outstanding loan's principal balance), before deducting placement agent fees and other expenses payable by the Company of approximately $4.5 million, and excluding the proceeds, if any, from the exercise of the Common Warrants.

The Common Warrants became exercisable following the effective date of stockholder approval in December 2025 and have a term of five years following the initial exercise date. The Common Warrants purchased by the Purchasers have an exercise price of $0.48 per share. The Pre-Funded Warrants are exercisable immediately following the closing, have an unlimited term and an exercise price of $0.0001 per share. In January 2026, a Purchaser exercised 2,100,000 shares of Pre-Funded Warrants on a cashless basis. As of June 30, 2026, there were 80,266,667 shares of Pre-Funded Warrants outstanding.

Service Warrants

In May 2025, in conjunction with a service agreement, the Company issued warrants to purchase 300,000 shares of the Company's Class A common stock, $0.0001 par value per share ("Service Warrants") to a third party vendor. The value of the Service Warrants was expensed immediately as a general and administrative cost. The Service Warrants are exercisable for a period of five years from the issuance date, at an exercise price per share equal to $0.70. The Service Warrants are classified as equity on the Company's condensed consolidated balance sheet. The Service Warrants include certain rights upon “fundamental transactions,” as described in the warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable warrants on the date of the consummation of the fundamental transactions. In February 2026, the service agreement was terminated, however the issued Service Warrants remain outstanding with terms unchanged. As of June 30, 2026, all of the Service Warrants were outstanding.

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

The Series D Warrants were exercisable immediately following stockholder approval, and will expire five years from the date of stockholder approval and have an exercise price of $0.65 per share. The Series D Warrants include certain rights upon “fundamental transactions,” as described in the Series D Warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series D Warrants on the date of the consummation of the fundamental transactions. The Series D Warrant is classified as equity on the Company's condensed consolidated balance sheet. In October 2025, pursuant to the Letter Agreement, the equity investor exercised the Series D Warrants to purchase 6,967,150 shares of Class A Common Stock for cash proceeds of $4.5 million. As of June 30, 2026, there were 6,193,022 Series D Warrants outstanding.

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

Loan and Security Agreement Warrants

In August 2022, in conjunction with a loan and security agreement, the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. The warrants are classified as equity on the Company’s condensed consolidated balance sheet. In September 2025, the Company modified the exercise price of the warrants to $0.50 in consideration for a deferral of a principal repayment due in October 2025. There were no other changes to the terms of the warrant agreement. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized an additional $15 thousand as interest expense in the condensed consolidated statements of operations. As of June 30, 2026, there were 76,336 warrants outstanding.

Warrant activity

A summary of warrant activity during the periods indicated is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	131,569,362	$0.49	4.78	$113,345
Granted	—	$—
Exercised	—	$—
Outstanding at June 30, 2026	131,569,362	$0.49	4.30	$35,719

A summary of pre-funded warrant activity during the periods indicated is as follows:

	Number of Pre-Funded Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	82,366,667
Granted	6,214,953	$0.0001
Exercised	(2,100,000)	$0.0001
Outstanding at June 30, 2026	86,481,620

10. Stockholders’ Equity

As of June 30, 2026, Rani Holdings held approximately 82% of the Class A Units of Rani LLC, and approximately 18% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. From the date of the Organizational Transactions to June 30, 2026, 5,378,539 Paired Interests and 362,821 non-corresponding Class A Units of Rani LLC were exchanged for an equal number of shares of the Company's Class A common stock. For each of the six months ended June 30, 2026 and 2025, none of the Continuing LLC Owners executed an exchange of any Paired Interests and none of non-corresponding Class A Units of Rani LLC, for either period. In accordance with the Amended Rani LLC Agreement, Rani LLC also issues a corresponding Class A Unit to Rani Holdings for each share of common stock issued by Rani Holdings. This increases Rani Holdings’ ownership in Rani LLC.

2026 Equity Inducement Plan

On June 28, 2026, the Company’s Board of Directors adopted the 2026 Equity Inducement Plan (the "Inducement Plan") and reserved 5,500,000 shares of its Class A common stock for issuance thereunder. The Inducement Plan is intended to provide inducement awards to individuals who were not previously employees or directors of the Company, or who are commencing employment following a bona fide period of non-employment, as an inducement material to such individual's entering into employment with the Company. The terms and conditions of the Inducement Plan are substantially similar to those of the Company’s 2021 Equity Incentive Plan.

11. Stock-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	12,867,236	$4.03	8.19	$5,067
Granted	9,095,726	$0.88
Exercised	(100,000)	$0.62
Forfeited	(868,829)	$5.32
Balance at June 30, 2026	20,994,133	$2.63	8.28	$2,390
Exercisable at June 30, 2026	8,473,452	$4.78	6.51	$988
Nonvested at June 30, 2026	12,520,681	$1.20	9.48	$1,402

As of June 30, 2026, there was $11.9 million of unrecognized stock-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 3.1 years.

In June 2026, the Company modified stock options in connection with the departure of its former Chief Financial Officer. The modification included (i) the accelerated vesting for 443,163 unvested stock options, which was accounted for as a Type III (improbable-to-probable) modification, and (ii) an extension of the post‑termination exercise periods for vested options, which was accounted for as a Type I (probable-to-probable) modification. As a result, the Company recorded an aggregate incremental fair value of approximately $0.6 million, which was recorded as stock-based compensation expense and additional paid-in-capital on the Company’s condensed consolidated statement of operations and balance sheet, respectively, as of June 30, 2026.

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

The following table sets forth the weighted average assumptions used in estimating the fair value of stock option awards on the grant date:

June 30,
2026
Expected volatility	112.6%
Risk-free interest rate	4.27%
Expected term (in years)	6.0
Expected dividend yield	—%

Restricted Stock Units

A summary of restricted stock unit (“RSU”) activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2025	348,702	$6.94
Vested	(178,558)	$8.38
Forfeited	(2,938)	$5.44
Balance at June 30, 2026	167,206	$5.44

As of June 30, 2026, there was $0.8 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 0.7 years. The total fair value of RSUs vested was $0.2 million for the six months ended June 30, 2026.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense resulting from the grant of stock options, RSUs and the Employee Stock Purchase Plan (“ESPP”), recorded in the Company’s condensed consolidated statement of operations and comprehensive loss (in thousands):

	Six Months Ended June 30,
	2026	2025
Research and development	$1,330	$2,227
General and administrative	3,178	4,990
Total stock-based compensation	$4,508	$7,217

12. Commitments and Contingencies

Leases

The Company enters into lease arrangements for office and laboratory facilities under operating leases accounted for in accordance with ASC 842 "Leases" ("ASC 842"). The Company’s future minimum lease payments under operating leases are presented within the lease footnote (Note 8).

The Company’s lease liabilities represent a contractual commitment to make future payments over the lease term. As of June 30, 2026, the Company had no additional significant lease commitments outside of those recognized as operating lease liabilities on the condensed consolidated balance sheets.

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

13. Income Taxes

The Company’s effective income tax rate was zero for each of the six months ended June 30, 2026 and 2025. As a result of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not likely to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets. There were no material changes to uncertain tax positions for the six months ended June 30, 2026 and 2025, and the Company does not anticipate material changes within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.	$(7,391)	$(6,692)	$(14,424)	$(13,956)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted*	187,168	36,542	180,038	34,999
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.04)	$(0.18)	$(0.08)	$(0.40)

*The pre-funded warrants (Note 9) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price (as of the beginning of the period or the date of the grant, whichever is earlier).

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of June 30,
	2026	2025
Paired Interests	23,970	23,970
Stock options	20,994	13,489
Warrants	131,569	13,537
Non-corresponding Class A Units	1,124	1,124
Restricted stock units	167	485
Shares issuable pursuant to the ESPP	138	56
	177,962	52,661

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the six months ended June 30, 2026. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

15. Subsequent Events

In July 2026, certain Purchasers exercised 2,910,000 shares of Pre-Funded Warrants, resulting in 77,357,166 shares of Pre-Funded Warrants outstanding related to the October 2025 Private Placement. The Company received de minimis proceeds from the exercise.

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

The following discussion contains references to the three and six months ended June 30, 2026 and 2025, respectively, which represents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC (“Rani LLC”) for the three and six months ended June 30, 2026 and 2025, respectively. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refer to the Company and its consolidated subsidiary.

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

Financial Update

In May 2026, we entered into a securities purchase agreement (the "May 2026 Securities Purchase Agreement") with several institutional investors, relating to the issuance and sale of 12,476,637 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 6,214,953 shares of Class A common stock (the "May 2026 Pre-Funded Warrants"). The May 2026 Pre-Funded Warrants are exercisable immediately, have no expiration date and remain exercisable until exercised in full, and have an exercise price of $0.0001 per share. The offering price was $1.07 per share of Class A common stock, and $1.0699 per May 2026 Pre-Funded Warrant for total gross proceeds of $20.0 million. We incurred issuance costs of approximately $1.6 million. As of June 30, 2026, all May 2026 Pre-Funded Warrants were outstanding.

Clinical Update

In December 2025, we initiated a Phase 1 clinical trial with RT-114, a RaniPill HC capsule containing a bispecific GLP-1/GLP-2 receptor agonist (PG-102) in collaboration with ProGen, to evaluate the safety, tolerability, bioavailability, and pharmacokinetics / pharmacodynamics of single and multiple doses of RT-114 for the treatment of obesity. The single-center Phase 1 study of RT-114 is being conducted in Australia.

Recent Developments

Phase 1a Data for RT-114. On July 15, 2026, we announced positive initial data from the single-dose, open-label Phase 1a portion of our ongoing Phase 1 clinical trial of RT-114. Thirty healthy volunteers were randomized to receive an identical 12 mg dose of PG-102, delivered either orally via RT-114 or by subcutaneous injection. Oral RT-114 achieved bioavailability exceeding 150% relative to the matched subcutaneous dose, with an elimination half-life of 5.6 days for oral RT-114 versus 5.3 days for the subcutaneous arm. No serious adverse events were reported in either arm, and no adverse events were attributed to the RaniPill capsule itself; treatment-related adverse events (nausea, vomiting, and diarrhea) were mild, transient and consistent with the known profile of GLP-1/GLP-2 dual agonists.

Based on these results, we expanded the Phase 1a study to include an additional cohort of 15 healthy volunteers, each receiving two separate 12 mg doses of PG-102 via the RaniPill (24 mg total administered dose), to further characterize the oral-to-subcutaneous pharmacokinetic relationship ahead of dose selection for the planned Phase 1b portion of the study. The first participants in the Phase 1a study expansion cohort have been dosed. The Phase 1b study will assess the safety, tolerability, and pharmacodynamic effect of eight weeks of repeat dosing with RT-114 in patients with obesity, and is expected to begin in 2026, with data anticipated in 2027.

PegBio Collaboration. On July 9, 2026, we entered into a research and development collaboration agreement with PegBio Co., Ltd. to explore oral delivery of multiple novel candidates from PegBio’s obesity and metabolic disease pipeline using the RaniPill platform. Under the agreement, we and PegBio will collaborate on preclinical development of RaniPill formulations for molecules selected from PegBio’s portfolio, with the goal of advancing the most promising candidates into clinical development. No consideration was exchanged between the parties in connection with entering into the agreement. This collaboration builds on our growing obesity franchise alongside RT-114 and our completed preclinical work evaluating other obesity candidates including semaglutide.

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

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Contract revenue	$1,708	$—	* %
Operating expenses
Research and development	5,017	5,505	(8.9)%
General and administrative	5,519	5,000	10.4%
Total operating expenses	$10,536	$10,505	0.3%
Loss from operations	(8,828)	(10,505)	(16.0)%
Other income (expense), net
Interest income and other, net	415	158	162.7%
Interest expense and other, net	(8)	(877)	(99.1)%
Net loss	$(8,421)	$(11,224)	(25.0)%
Net loss attributable to non-controlling interest	(1,030)	(4,532)	(77.3)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,391)	$(6,692)	10.4%

* Not meaningful

Contract Revenue

Contract revenue of $1.7 million for the three months ended June 30, 2026, was attributable to the Chugai Collaboration and License Agreement entered into in October 2025. There was no contract revenue for the same period in 2025.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended June 30,
	2026	2025
Payroll, stock-based compensation and related benefits	$3,665	$4,029
Facilities, materials and supplies	1,131	1,237
Third-party services	212	237
Other	9	2
Total	$5,017	$5,505

The decrease of $0.5 million in research and development expenses in the three months ended June 30, 2026, as compared to the same period in 2025, was primarily attributed to lower compensation costs of $0.4 million and $0.1 million reduction in facilities, materials and supplies.

General and Administrative Expenses

The increase of $0.5 million in general and administrative expenses in the three months ended June 30, 2026, as compared to the same period in 2025, was primarily attributed to higher compensation costs of $0.3 million and increase of $0.2 million in third-party services.

Other Income (Expense), Net

The increase of $1.2 million in other income (expense), net, in the three months ended June 30, 2026, as compared to the same period in 2025, was primarily attributed to an increase in interest income of $0.3 million from our investment in marketable securities and a decrease in interest expense of $0.9 million.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Contract revenue	$3,416	$172	1,886.0%
Operating expenses
Research and development	10,178	12,075	(15.7)%
General and administrative	10,405	10,615	(2.0)%
Total operating expenses	$20,583	$22,690	(9.3)%
Loss from operations	(17,167)	(22,518)	(23.8)%
Other income (expense), net
Interest income and other, net	827	375	120.5%
Interest expense and other, net	(96)	(1,819)	(94.7)%
Net loss	$(16,436)	$(23,962)	(31.4)%
Net loss attributable to non-controlling interest	(2,012)	(10,006)	(79.9)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(14,424)	$(13,956)	3.4%

Contract Revenue

Contract revenue of $3.4 million for the six months ended June 30, 2026, was attributable to the Chugai Collaboration and License Agreement entered into in October 2025. There was $0.2 million in contract revenue for the same period in 2025 attributable to evaluation services performed for the evaluation agreement with Chugai.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Six Months Ended June 30,
	2026	2025
Payroll, stock-based compensation and related benefits	$7,241	$8,692
Facilities, materials and supplies	2,344	2,653
Third-party services	578	713
Other	15	17
Total	$10,178	$12,075

The decrease of $1.9 million in research and development expenses in the six months ended June 30, 2026, as compared to the same period in 2025, was primarily attributed to lower compensation costs of $1.5 million, $0.3 million reduction in facilities, materials and supplies and $0.1 million reduction in third-party services.

General and Administrative Expenses

The decrease of $0.2 million in general and administrative expenses in the six months ended June 30, 2026, as compared to the same period in 2025, was primarily attributed to lower compensation costs of $0.9 million and $0.1 million reduction in facilities, materials and supplies offset by an increase of $0.8 million in third-party services.

Other Income (Expense), Net

The increase of $2.2 million in other income (expense), net, in the six months ended June 30, 2026, as compared to the same period in 2025, was primarily attributed to an increase in interest income of $0.5 million from our investment in marketable securities and decrease in interest expense of $1.7 million.

Liquidity and Capital Resources

Overview

We have incurred recurring losses and negative cash flows from operations since inception, including net loss of $16.4 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $147.0 million and for the six months ended June 30, 2026, had negative cash flows from operations of $15.5 million. As of June 30, 2026, our cash, cash equivalents and marketable securities totaled $53.4 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

In May 2026, we entered into the May 2026 Securities Purchase Agreement with several institutional investors, relating to the issuance and sale of 12,476,637 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 6,214,953 shares of Class A common stock (the "May 2026 Pre-Funded Warrants"). The May 2026 Pre-Funded Warrants are exercisable immediately, have no expiration date and remain exercisable until exercised in full, and have an exercise price of $0.0001 per share. The offering price was $1.07 per share of Class A common stock, and $1.0699 per May 2026 Pre-Funded Warrant for total gross proceeds of $20.0 million. We incurred issuance costs of approximately $1.6 million. As of June 30, 2026, all May 2026 Pre-Funded Warrants were outstanding.

Based on our current operating plans and assumptions, we believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our operations through at least twelve months from the date that our condensed consolidated financial statements for the six months ended June 30, 2026 are issued.

Future Funding Requirements

We will need to raise substantial additional funds in the future in order to complete the development of the RaniPill platform, to complete the clinical development of our product candidates and seek regulatory approval thereof, to expand our manufacturing capabilities, to further develop the RaniPill technology and to commercialize any of our product candidates.

To date, we have not generated any commercial product revenue. We do not expect to generate any commercial product revenue unless and until we obtain regulatory approval and commercialize any of our product candidates, and we do not know when, or if at all, that will occur. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our programs, manufacturing automation and scaleup, and general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance the RaniPill technology and our product candidates.

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

The following table summarizes our cash, cash equivalents and marketable securities:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$4,868	$18,618
Marketable securities	48,523	31,091
Total cash, cash equivalents and marketable securities	$53,391	$49,709

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(15,523)	$(13,945)
Net cash (used in)/provided by investing activities	(17,006)	23,942
Net cash provided by/(used in) financing activities	18,779	(3,543)
Net (decrease)/increase in cash, cash equivalents and restricted cash equivalents	$(13,750)	$6,454

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $15.5 million, which was primarily attributable to a net loss of $16.4 million and net accretion and amortization of investments in marketable securities of $0.5 million, partially offset by stock-based compensation expense of $4.5 million, non-cash operating lease expense of $1.0 million and depreciation and amortization expense of $0.3 million. Additionally, there was an increase in accounts payable of $0.3 million, prepaid expenses and other current assets of $0.5 million and a decrease in deferred revenue of $3.4 million, operating lease liabilities of $1.0 million and accrued expenses and other current liabilities of $0.8 million for the six months ended June 30, 2026.

Net cash used in operating activities for the six months ended June 30, 2025 was $13.9 million, which was primarily attributable to a net loss of $24.0 million and net accretion and amortization of investments in marketable securities of $0.2 million, partially offset by stock-based compensation expense of $7.2 million and depreciation and amortization expense of $0.5 million. Additionally, there was an increase in accounts payable of $0.4 million, accrued expenses and other current liabilities of $0.6 million and a decrease in contract asset of $0.4 million and prepaid expenses and other current assets of $0.8 million for the six months ended June 30, 2025.

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $17.0 million, which primarily consisted of $41.0 million in proceeds from maturities of marketable securities partially offset by $58.0 million in purchases of marketable securities.

For the six months ended June 30, 2025, net cash provided by investing activities was $23.9 million, which primarily consisted of $26.8 million in proceeds from maturities of marketable securities partially offset by $2.7 million in purchases of marketable securities and $0.1 million in purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $18.8 million, which primarily consisted of net proceeds from issuance of common stock and pre-funded warrants in connection with the May 2026 Securities Purchase Agreement of $18.7 million and the exercise of stock options of $0.1 million.

For the six months ended June 30, 2025, net cash used in financing activities was $3.5 million, which primarily consisted of repayment of debt of $7.5 million offset by the exercise of warrants of $3.9 million.

Contractual Obligations and Other Commitments

As of June 30, 2026, there have been no material changes to our contractual obligations and other commitments compared to those disclosed in our Annual Report on Form 10-K.

The following table summarizes our contractual obligations and commitments as of June 30, 2026 (in thousands):

	As of June 30, 2026
	Total	Short-term	Long-term
Operating leases (1)	$3,549	$1,329	$2,220

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness previously identified by management and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our disclosure controls and procedures were not effective as of June 30, 2026.

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

Remediation

During the three months ended June 30, 2026, we continued to implement remediation measures designed to strengthen our internal control over financial reporting and remediate previously identified material weakness. These measures include revising policies and procedures and implementing additional training to enhance our risk assessment and review processes related to significant and complex transactions, particularly in evolving and growing areas of our business.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

4.1	Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 26, 2026).
10.1+

Offer Letter, by and between Rani Therapeutics LLC and Nicholas Maestas dated June 24, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 24, 2026).

10.2+	Rani Therapeutics Holdings, Inc. 2026 Equity Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 24, 2026).
10.3+

Form of Stock Option Agreement under Rani Therapeutics Holdings, Inc. 2026 Equity Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 24, 2026).

10.4*+	Separation Agreement with Svai Sanford dated May 15, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Management contract or compensation plan or arrangement.
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

Rani Therapeutics Holdings, Inc.

Date: August 13, 2026	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Nicholas M. Maestas
Nicholas M. Maestas
Chief Financial Officer
(Principal Financial and Accounting Officer)