Form 10-Q
period 2026-09-30
Rani Therapeutics Holdings, Inc.
filed 2026-11-09
CIK 1856725

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-40672

RANI THERAPEUTICS HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3114789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47709 Fremont Blvd Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 457-3700

2051 Ringwood Avenue, San Jose, California 95131

(Former name, former address and former fiscal year, if changed since last report)

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

As of October 31, 2026, the registrant had 115,490,562 shares of Class A common stock, $0.0001 par value per share, outstanding, 23,970,359 shares of Class B common stock, $0.0001 par value per share, outstanding and no shares of Class C common stock, $0.0001 par value per share, outstanding. Certain holders of units of the registrant’s consolidated subsidiary, Rani Therapeutics, LLC, who do not hold shares of the registrant’s Class B common stock can exchange their units of Rani Therapeutics, LLC for 1,124,194 shares of the registrant’s Class A common stock.

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
•
our ability to complete development of the RaniPill® HC or any redesign and conduct additional preclinical and clinical studies of the RaniPill® HC or any future design of the RaniPill® capsule to accommodate target payloads that are larger than the payload capacity of the RaniPill® GO capsule;
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
•
our ability to maintain the listing of our Class A common stock on the Nasdaq Stock Market;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,620	$18,618
Accounts receivable, net of allowance of $82 and $0, respectively	1,960	2,042
Marketable securities	41,668	31,091
Prepaid expenses and other current assets	1,229	1,570
Total current assets	48,477	53,321
Property and equipment, net	659	736
Operating lease right-of-use asset	3,147	4,318
Other assets	246	246
Total assets	$52,529	$58,621
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$454	$309
Accrued expenses and other current liabilities	4,158	3,943
Current portion of deferred revenue	3,416	6,831
Current portion of operating lease liability	1,195	1,586
Total current liabilities	9,223	12,669
Long-term deferred revenue	—	1,708
Operating lease liability, less current portion	1,952	2,732
Total liabilities	11,175	17,109
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value - 800,000 shares authorized; 115,491 and 97,622 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	11	9
Class B common stock, $0.0001 par value - 40,000 shares authorized; 23,970 and 23,970 issued and outstanding as of September 30, 2026 and December 31, 2025	2	2
Class C common stock, $0.0001 par value - 20,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	188,750	165,578
Accumulated other comprehensive (loss)/gain	(57)	1
Accumulated deficit	(154,733)	(132,580)
Total stockholders' equity attributable to Rani Therapeutics Holdings, Inc.	33,973	33,010
Non-controlling interest	7,381	8,502
Total stockholders' equity	41,354	41,512
Total liabilities and stockholders' equity	$52,529	$58,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contract revenue	$1,707	$—	$5,123	$172
Operating expenses
Research and development	6,021	3,221	16,199	15,296
General and administrative	4,909	4,036	15,314	14,651
Total operating expenses	$10,930	$7,257	$31,513	$29,947
Loss from operations	(9,223)	(7,257)	(26,390)	(29,775)
Other income (expense), net
Interest income and other, net	460	68	1,287	443
Interest expense and other, net	(43)	(725)	(139)	(2,544)
Net loss	$(8,806)	$(7,914)	$(25,242)	$(31,876)
Net loss attributable to non-controlling interest	(1,077)	(2,502)	(3,089)	(12,508)
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,729)	$(5,412)	$(22,153)	$(19,368)
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc., basic and diluted	$(0.04)	$(0.12)	$(0.12)	$(0.50)
Weighted-average Class A common shares outstanding—basic and diluted	199,006	46,444	180,052	38,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(8,806)	$(7,914)	$(25,242)	$(31,876)
Other comprehensive loss
Net unrealized loss on marketable securities	(33)	—	(71)	(5)
Comprehensive loss	$(8,839)	$(7,914)	$(25,313)	$(31,881)
Comprehensive loss attributable to non-controlling interest	(1,083)	(2,502)	(3,102)	(12,510)
Comprehensive loss attributable to Rani Therapeutics Holdings, Inc.	$(7,756)	$(5,412)	$(22,211)	$(19,371)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive (Loss)/Gain	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2025	97,622	$9	23,970	$2	$165,578	$1	$(132,580)	$8,502	41,512
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	91	—	—	—	(32)	—	—	—	(32)
Exercise of Pre-funded Warrants in connection with the Private Placement, net of issuance cost of ($5)	2,100	—	—	—	5	—	—	—	5
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	799	—	—	(799)	—
Stock-based compensation	—	—	—	—	1,665	—	—	419	2,084
Net loss	—	—	—	—	—	—	(7,033)	(982)	(8,015)
Other comprehensive loss	—	—	—	—	—	(9)	—	(2)	(11)
Balance at March 31, 2026	99,813	$9	23,970	$2	$168,015	$(8)	$(139,613)	$7,138	$35,543
Issuance of common stock and pre-funded warrants in connection with the May 2026 Securities Purchase Agreement, net of issuance costs of $1,641	12,477	2	—	—	18,357	—	—	—	18,359
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	43	—	—	—	(9)	—	—	—	(9)
Issuance of common stock from exercise of stock options	100	—	—	—	62	—	—	—	62
Issuance of common stock under employee stock purchase plan	66	—	—	—	54	—	—	—	54
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(2,205)	—	—	2,205	—
Stock-based compensation	—	—	—	—	1,981	—	—	443	2,424
Net loss	—	—	—	—	—	—	(7,391)	(1,030)	(8,421)
Other comprehensive loss	—	—	—	—	—	(22)	—	(5)	(27)
Balance at June 30, 2026	112,499	$11	23,970	$2	$186,255	$(30)	$(147,004)	$8,751	$47,985
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	82	—	—	—	(7)	—	—	—	(7)
Exercise of Pre-funded Warrants in connection with the Private Placement	2,910	—	—	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	682	—	—	(682)	—
Stock-based compensation	—	—	—	—	1,820	—	—	395	2,215
Net loss	—	—	—	—	—	—	(7,729)	(1,077)	(8,806)
Other comprehensive loss	—	—	—	—	—	(27)	—	(6)	(33)
Balance at September 30, 2026	115,491	$11	23,970	$2	$188,750	$(57)	$(154,733)	$7,381	$41,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Statements of Changes in STOCKHOLDERS’ (DEFICIT)/Equity

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive (Loss)/Gain	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' (Deficit)/Equity
Balance at December 31, 2024	33,430	$3	23,972	$2	$104,889	$5	$(102,907)	$1,501	$3,493
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	140	—	—	—	(23)	—	—	—	(23)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	1	—	—	(1)	—
Stock-based compensation	—	—	—	—	2,241	—	—	1,684	3,925
Net loss	—	—	—	—	—	—	(7,264)	(5,474)	(12,738)
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)	(6)
Balance at March 31, 2025	33,570	$3	23,972	$2	$107,108	$2	$(110,171)	$(2,293)	$(5,349)
Exercise of warrants issued in connection with the October 2024 and July 2024 Securities Purchase Agreements, net of issuance costs of $340	5,419	—	—	—	3,937	—	—	—	3,937
Warrant issued for services provided	—	—	—	—	152	—	—	—	152
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	44	—	—	—	(8)	—	—	—	(8)
Issuance of common stock under employee stock purchase plan	97	—	—	—	46	—	—	—	46
Effect of exchanges of Paired Interests and non-corresponding Class A Units of Rani LLC	107	—	(2)	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(1,963)	—	—	1,963	—
Stock-based compensation	—	—	—	—	2,008	—	—	1,284	3,292
Net loss	—	—	—	—	—	—	(6,692)	(4,532)	(11,224)
Other comprehensive loss	—	—	—	—	—	1	—	—	1
Balance at June 30, 2025	39,237	$3	23,970	$2	$111,280	$3	$(116,863)	$(3,578)	$(9,153)
Issuance of common stock and pre-funded warrants in connection with the July 2025 Securities Purchase Agreements, net of issuance costs of $189	7,500	1	—	—	2,810	—	—	—	2,811
Exercise of pre-funded warrants	1,161	—	—	—	—	—	—	—	—
Warrant modification expense	—	—	—	—	15	—	—	—	15
Issuance of common stock under employee equity plans, net of shares withheld for tax settlement	43	—	—	—	(7)	—	—	—	(7)
Non-controlling interest adjustment for changes in proportionate ownership in Rani LLC	—	—	—	—	(1,163)	—	—	1,163	—
Stock-based compensation	—	—	—	—	1,539	—	—	804	2,343
Issuance costs related to the October 2024 and July 2024 Securities Purchase Agreements	—	—	—	—	(68)	—	—	—	(68)
Net loss	—	—	—	—	—	—	(5,412)	(2,502)	(7,914)
Balance at September 30, 2025	47,941	$4	23,970	$2	$114,406	$3	$(122,275)	$(4,113)	$(11,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(25,242)	$(31,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,723	9,560
Depreciation and amortization	436	714
Allowance for expected credit losses	82	—
Non-cash operating lease expense	1,431	1,427
Amortization of debt discount and issuance costs	—	174
Net accretion and amortization of investments in marketable securities	(732)	(158)
Warrant issued for services provided	—	152
Warrant modification expense	—	15
Changes in operating assets and liabilities:
Contract asset	—	428
Prepaid expenses and other current assets	341	866
Accounts payable	82	1,108
Accrued expenses and other current liabilities	149	8
Deferred revenue	(5,123)	—
Operating lease liabilities	(1,431)	(1,426)
Net cash used in operating activities	(23,284)	(19,008)
Cash flows from investing activities
Proceeds from maturities of marketable securities	63,041	26,750
Purchases of marketable securities	(72,957)	(2,720)
Purchases of property and equipment	(230)	(88)
Net cash (used in)/provided by investing activities	(10,146)	23,942
Cash flows from financing activities
Proceeds from exercise of warrants for common stock, net of issuance costs	—	3,869
Proceeds from issuance of common stock and pre-funded warrants in connection with the May 2026 Securities Purchase Agreement, net of issuance costs	18,359	—
Proceeds from issuance of common stock and pre-funded warrants in connection with the July 2025 Securities Purchase Agreement, net of issuance costs	—	2,811
Exercise of Pre-funded Warrants in connection with the Private Placement, net of issuance costs	5	—
Issuance of common stock under employee stock purchase plan	54	46
Proceeds from employee stock purchase plan	—	10
Proceeds from the exercise of stock options	62	—
Tax withholdings paid on behalf of employees for net share settlement	(48)	(38)
Repayment of debt	—	(11,250)
Net cash provided by/(used in) financing activities	18,432	(4,552)
Net (decrease)/increase in cash, cash equivalents and restricted cash equivalents	(14,998)	382
Cash, cash equivalents and restricted cash equivalents, beginning of period	18,818	4,262
Cash, cash equivalents and restricted cash equivalents, end of period	$3,820	$4,644
Supplemental disclosures of non-cash investing and financing activities
Interest income receivable included in prepaid expenses and other current assets	$220	$13
Exchanges of non-corresponding Class A Units of Rani LLC	$—	$63
Property and equipment purchases included in accounts payable	$63	$—
Property and equipment purchases included in accrued expenses	$66	$—
Unrealized loss on short-term investments	$(71)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RANI THERAPEUTICS HOLDINGS, INC.

Notes to THE UNAUDITED CONDENSED Consolidated Financial Statements

1. Nature of Business, Organization and Liquidity

Description of Business

Rani Therapeutics Holdings, Inc. (“Rani Holdings" and, together with its consolidated subsidiary, the “Company”) is a clinical-stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics and drugs orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. The Company’s technology comprises a drug-agnostic oral delivery platform, the RaniPill capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. The Company is advancing a portfolio of oral therapeutics using the RaniPill capsule, and the Company is actively pursuing partnerships with third-party biopharmaceutical companies for the oral delivery of their biologics and drugs using its technology. The Company is headquartered in Fremont, California and operates in one segment.

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

As part of the Organizational Transactions, the Company entered into a Registration Rights Agreement with certain individuals and entities that continued to hold economic nonvoting Class A units of Rani LLC (“Class A Units”), collectively referred to herein as the “Continuing LLC Owners”. The Continuing LLC Owners are entitled to exchange, subject to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of Rani LLC (the “Amended Rani LLC Agreement”), the Class A Units they hold in Rani LLC, together with the shares they hold of the Company's Class B common stock (together referred to as a "Paired Interest"), in return for shares of the Company’s Class A common stock on a one-for-one basis provided that, at the Company’s election, the Company has the ability to effect a direct exchange of such Class A common stock or make a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each Paired Interest redeemed. Any shares of Class B common stock will be canceled on a one-for-one basis if, at the election of the Continuing LLC Owners, the Company redeems or exchanges such Paired Interest pursuant to the terms of the Amended Rani LLC Agreement. As of September 30, 2026, certain individuals who continue to own interests in Rani LLC but do not hold shares of the Company’s Class B common stock (“non-corresponding Class A Units”) have the ability to exchange their non-corresponding Class A Units of Rani LLC for 1,124,194 shares of the Company’s Class A common stock.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception, including a net loss of $25.2 million for the nine months ended September 30, 2026. The Company had negative cash flows from operations of $23.3 million for the nine months ended September 30, 2026. The Company expects that its cash, cash equivalents and marketable securities of $45.3 million as of September 30, 2026, will be sufficient to fund its operations through at least twelve months from the date that its condensed consolidated financial statements for the nine months ended September 30, 2026 are issued.

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

The Company’s ability to raise additional capital through either the issuance of equity or debt is dependent on a number of factors including, but not limited to, the Company’s ability to maintain the listing of its Class A common stock on Nasdaq, market interest of the Company, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company's operations and cash flows for interim periods in accordance with U.S. GAAP. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2025. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2026.

Cash, Cash Equivalents and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet which, in aggregate, represents the amount reported in the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025:

	September 30,
	2026	2025
Cash and cash equivalents	$3,620	$4,144
Restricted cash equivalents	200	500
Total cash, cash equivalents and restricted cash equivalents	$3,820	$4,644

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from customers under revenue arrangements. Receivables are recorded when revenue is recognized and are recorded net of any allowance for current expected credit losses measured based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluates its accounts receivable for expected credit losses in accordance with ASC 326 “Financial Instruments - Credit Losses” (“ASC 326”). Receivables are primarily due from collaboration partners and government agencies with strong credit profiles. The Company records an allowance for expected credit losses when appropriate based on management's assessment of the collectibility of outstanding balances and expected recoveries. As of September 30, 2026, the Company recorded an allowance for credit losses of approximately $0.1 million (refer to Note 6 for further discussion). No allowance for credit losses was required, and no write-offs or recoveries were recognized as of December 31, 2025.

Contract Balances

A contract asset is created when the Company satisfies a performance obligation by transferring a promised good or service to the customer. Contract assets represent conditional rights to consideration when the Company must first satisfy another performance obligation in the contract before it is entitled to payment from the customer. Contract assets are transferred to accounts receivable once the right to consideration becomes unconditional; accounts receivable are presented separately from contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. During the nine months ended September 30, 2026, the net change in the contract asset balance due to the timing of billing, payment and recognition was $0.

Contract liabilities are recorded as deferred revenue on the condensed consolidated balance sheets and include payments received in advance of performance obligations or where the Company has unsatisfied performance obligations.

Significant changes in contract liabilities (deferred revenue) in the nine months ended September 30, 2026 were as follows (in thousands):

Contract liabilities, beginning of period	$8,539
Revenue recognized	(5,123)
Contract liabilities, end of period	$3,416

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

3. Cash Equivalents, Restricted Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company's cash equivalents, restricted cash equivalents and marketable securities by major investment category (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$2,953	$—	$—	$2,953
Restricted cash equivalents:
Money market funds	200	—	—	200
Total cash equivalents and restricted cash equivalents	3,153	—	—	3,153
Marketable securities:
U.S. Treasuries and agencies	32,667	—	(59)	32,608
Corporate debt securities	5,111	—	(9)	5,102
Commercial paper	3,962	—	(4)	3,958
Total marketable securities	41,740	—	(72)	41,668
Total cash equivalents, restricted cash equivalents and marketable securities	$44,893	$—	$(72)	$44,821

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash equivalents:
Money market funds	$6,757	$—	$—	$6,757
U.S. Treasuries and agencies	6,891	—	—	6,891
Commercial paper	2,099	—	—	2,099
Corporate debt securities	1,491	—	—	1,491
Total cash equivalents	17,238	—	—	17,238
Restricted cash equivalents:
Money market funds	200	—	—	200
Total cash equivalents and restricted cash equivalents	17,438	—	—	17,438
Marketable securities:
U.S. Treasuries and agencies	25,868	2	(3)	25,867
Corporate debt securities	3,233	—	—	3,233
Commercial paper	1,991	—	—	1,991
Total marketable securities	31,092	2	(3)	31,091
Total cash equivalents, restricted cash equivalents and marketable securities	$48,530	$2	$(3)	$48,529

All marketable securities are classified as short-term. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of September 30, 2026, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount by which the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at September 30, 2026. As of September 30, 2026 and December 31, 2025, the amounts of interest income receivable recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheet were $0.2 million and de minimis, respectively.

4. Fair Value Measurements

The following tables detail information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of inputs used in such measurements (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,953	$—	$—	$2,953
Restricted cash equivalents:
Money market funds	200	—	—	200
Marketable securities
U.S. Treasuries and agencies	32,608	—	—	32,608
Corporate debt securities	—	5,102	—	5,102
Commercial paper	—	3,958	—	3,958
Total assets	$35,761	$9,060	$—	$44,821

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,757	$—	$—	$6,757
U.S. Treasuries and agencies	6,891	—	—	6,891
Commercial paper	—	2,099	—	2,099
Corporate debt securities	—	1,491	—	1,491
Restricted cash equivalents:
Money market funds	200	—	—	200
Marketable securities
U.S. Treasuries and agencies	25,867	—	—	25,867
Corporate debt securities	—	3,233	—	3,233
Commercial paper	—	1,991	—	1,991
Total assets	$39,715	$8,814	$—	$48,529

Level 1 financial instruments are comprised of investments in money market funds and U.S. Treasuries and agencies. Level 2 financial instruments are comprised of corporate debt securities and commercial paper.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for any of the periods presented.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$4,340	$4,259
Leasehold improvements	1,656	1,655
Office equipment	227	227
Software	104	104
Total property and equipment excluding construction-in-progress	6,327	6,245
Less accumulated depreciation and amortization	(5,976)	(5,540)
Property and equipment excluding construction-in-progress, net	351	705
Construction-in-progress	308	31
Total property and equipment, net	$659	$736

Depreciation and amortization expense totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively. Depreciation and amortization expense totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Payroll and related costs	$3,090	$2,646
Accrued professional fees	691	718
Accrued rent	305	335
Accrued preclinical and clinical trial costs	27	198
Other	45	46
Total accrued expenses and other current liabilities	$4,158	$3,943

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

The parties have the right to terminate the Chugai Collaboration and License Agreement at any time through mutual written consent. Chugai has the unilateral right to terminate the Chugai Collaboration and License Agreement at will, without cause, by providing the Company with 60 days’ prior written notice. Upon termination, Chugai must wind down development, regulatory, and commercial activities and continue paying royalties on any remaining net sales made during the wind-down period. Further, both the Company and Chugai retain their ownership of intellectual property, program inventions, and the license automatically becomes exclusive, irrevocable, perpetual, and fully paid‑up in favor of Chugai, unless Chugai terminated the Chugai Collaboration and License Agreement without cause.

The Company determined that the Chugai Collaboration and License Agreement falls within the scope of Accounting Standards Codification ("ASC") Topic 808: Collaborative Arrangements ("ASC 808"), with certain elements accounted for under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Specifically, the exclusive license granted to Chugai, technology transfer of a sterile manufacturing process, sales-based milestones, and royalties are accounted for under ASC 606, while the development-related activities are accounted for as collaborative arrangements under ASC 808.

Under ASC 606, the Company concluded there is one combined performance obligation, primarily consisting of the exclusive license, the information transfer of the Company's intellectual property, and the sterile manufacturing process research and know-how transfer. The combined performance obligation conveys a right to use the Company's functional intellectual property, which has significant standalone value as Chugai has exclusive rights to use the Compound within the RaniPill. The performance obligation is a stand-ready obligation that is satisfied over time by providing Chugai with ongoing access to the Company's leadership throughout the period of delivery of regulatory feedback on the sterile manufacturing process, in order to answer regulatory questions when and if they are asked.

The Company uses the time-based (straight-line) measure of progress to recognize revenue for the arrangement over time as the performance obligation is satisfied, which is the period from license issuance through the period over which sterile manufacturing process research activities and the corresponding know-how transfer occur. Accordingly, the Company expects to recognize the initial $10.0 million transaction price from the execution of the arrangement through the expected completion date of the sterile manufacturing process transfer.

As of December 31, 2025, the transaction price primarily consisted of the $10.0 million upfront payment. Additional variable considerations including development milestones have been excluded from the initial transaction price because achievement is not considered probable and is fully constrained due to uncertainties outside the Company's control.

Based on its assessment as of September 30, 2026, the Company concluded that there were no changes in facts or circumstances that would result in any milestone‑related variable consideration becoming probable of achievement. As such, no variable consideration was included in the transaction price as of September 30, 2026. The Company will reassess milestone-related variable consideration each reporting period and will update the transaction price once it becomes probable and the associated constraint is lifted. Any milestone consideration included in the transaction price will be recognized when the milestone is achieved or consistent with the pattern of recognition of the associated performance obligation, including through cumulative catch-up adjustments, as applicable.

For the three and nine months ended September 30, 2026, the Company recognized $1.7 million and $5.1 million of revenue, respectively, on the condensed consolidated statement of operations. As of September 30, 2026, $3.4 million in revenue was deferred under this agreement as current deferred revenue on the condensed consolidated balance sheet. As of September 30, 2026, of the $10.0 million upfront payment, $8.0 million was received in cash and $2.0 million remains in accounts receivable relating to tax withheld by the Japanese tax authorities, of which the majority is expected to be refunded to the Company upon submission and acceptance of the required residency certificate. During the process of preparing and submitting documentation in support of the refund claim, the Company became aware that qualification for relief under the applicable provisions would require residency documentation from all owners of Rani Therapeutics, LLC. While the Company expects to obtain sufficient documentation to support recovery of substantially all of the withholding tax receivable, management determined that recovery of a relatively small portion of the claim remains uncertain, as obtaining the required residency documentation from numerous owners collectively representing a minimal ownership interest would require administrative efforts and associated costs disproportionate to the potential recovery. Based on this assessment, the Company recorded an allowance for expected credit losses of approximately $0.1 million against the receivable during the three months ended September 30, 2026. The related expense was recorded within general and administrative expenses in the condensed consolidated statement of operations. The Company expects to collect the remaining portion of the receivable and does not view the withholding as impacting the collectibility assessment under ASC 606.

Evaluation Arrangement

In August 2024, the Company entered into a contract with Chugai to conduct evaluation services of certain Chugai compounds for oral delivery using the RaniPill HC (the "Chugai Research Agreement"), which was concluded to be a single performance obligation with an enforceable right to payment. The Company received an up-front payment of $0.6 million upon execution of the contract. Upon completion of the evaluation services, in April 2025, the Company was paid a final $0.6 million for an aggregate total of $1.2 million due under the contract. In addition, if agreed upon, the agreement allows for joint filing of certain intellectual property protection in which all associated expenses will be shared equally. Chugai has the ability to terminate the agreement at any time by providing 10 days’ written notice after the effective date of the contract. The contract can be terminated for cause by either party based on uncured material breach by the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. For the three and nine months ended September 30, 2025, $0 and $0.2 million in contract revenue was recognized for evaluation services performed, respectively. As of September 30, 2026, no contract asset or contract liability was outstanding under the Chugai Research Agreement, as all consideration received had been recognized as revenue in proportion to the services performed.

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

The Company determined that the Collaboration Agreement is not a contract with a customer and is therefore accounted for under ASC 808. The Company evaluates the presentation of amounts due from ProGen based on the nature of each separate activity. Reimbursements from ProGen are recognized as contra-research and development expense on the Consolidated Statement of Operations once earned and collectibility is assured. For the three and nine months ended September 30, 2026, reimbursement due from ProGen recorded as contra-research and development expense was $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2025, reimbursement due from ProGen recorded as contra-research and development expense was de minimis.

7. Related Party Transactions

The founder and Chairman of the Company is the father of the Company’s Chief Executive Officer. The Company's former Chief Scientific Officer is the brother of the Company’s founder and Chairman and is the uncle of the Chief Executive Officer. Following the termination of his employment as Chief Scientific Officer, he entered into a one-year consulting arrangement with the Company. InCube Labs, LLC (“ICL”) is wholly owned by the Company’s founder and Chairman and his family.

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

The table below details the amounts charged by ICL for services and rent, net of the amount that the Company charged ICL, which are included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$180	$180	$540	$546
General and administrative	(11)	(11)	(33)	(38)
Total	$169	$169	$507	$508

As of September 30, 2026, one of the Company's facilities was owned by an entity affiliated with the Company’s Chairman (Note 8). The Company pays for the use of this facility through the RMS-ICL Service Agreement.

Exclusive License Agreement

In June 2021, ICL and the Company, through Rani LLC, entered into an Amended and Restated Exclusive License Agreement which replaced the 2012 Exclusive License Agreement between ICL and Rani LLC, as amended in 2013, and terminated the 2012 Intellectual Property Agreement between ICL and Rani LLC, as amended in June 2013. Under the Amended and Restated Exclusive License Agreement, the Company held a fully paid, exclusive license under certain scheduled patents related to optional features of the device and certain other scheduled patents to exploit products covered by those patents in the field of oral delivery of sensors, small molecule drugs or biologic drugs including, any peptide, antibody, protein, cell therapy, gene therapy or vaccine. The Company was responsible for patent-related expenses and, after a certain period, the Company had the right to acquire four specified United States patent families from ICL by making a one-time payment of $0.3 million to ICL for each United States patent family, up to $1.0 million in the aggregate. Such payment would not become an obligation until the fifth anniversary of the Amended and Restated Exclusive License Agreement. The Amended and Restated Exclusive License Agreement would have terminated when there are no remaining valid claims of the patents licensed under the Amended and Restated Exclusive License Agreement. Additionally, the Company could terminate the Amended and Restated Exclusive License Agreement in its entirety or as to any particular licensed patent upon notification to ICL of such intent to terminate.

In November 2025, as part of a strategic focusing of the Company's resources, the Company notified ICL that it was terminating the Amended and Restated Exclusive License Agreement in its entirety. The termination became effective on January 18, 2026, and the Company no longer has any obligations to ICL under the Amended and Restated Exclusive License Agreement.

Non-Exclusive License Agreement between Rani and ICL (“Non-Exclusive License Agreement”)

In June 2021, the Company, through Rani LLC, entered into the Non-Exclusive License Agreement with ICL, a related party, pursuant to which the Company granted ICL a non-exclusive, fully paid license under specified patents that were assigned from ICL to the Company. Additionally, the Company agreed not to license these patents to a third party in a specific field outside the field of oral delivery of sensors, small molecule drugs or biologic drugs, including any peptide, antibody, protein, cell therapy, gene therapy or vaccine, if ICL can prove that it or its sublicensee has been in active development of a product covered by such patents in that specific field. ICL may grant sublicenses under this license to third parties only with the Company’s prior approval. The Non-Exclusive License Agreement will continue in perpetuity unless earlier terminated.

Rani LLC Agreement

The Company operates its business through Rani LLC. In connection with the IPO, the Company and the Continuing LLC Owners, including ICL and its affiliates, entered into an LLC agreement (the “Rani LLC Agreement”). As part of the Private Placement, the Rani LLC Agreement was amended effective as of December 31, 2025 (the “Amended Rani LLC Agreement”). The governance of Rani LLC, and the rights and obligations of the holders of LLC Interests, are set forth in the Amended Rani LLC Agreement. As Continuing LLC Owners, ICL and its affiliates are entitled to exchange, subject to the terms of the Amended Rani LLC Agreement, Paired Interests for Class A common stock of the Company; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Paired Interest redeemed.

During each of the nine months ended September 30, 2026 and 2025, no related parties that are parties to the Amended Rani LLC Agreement exchanged any Paired Interests, for an equal number of shares of the Company's Class A common stock.

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

Supplemental information on the Company’s condensed consolidated balance sheet and statements of cash flows as of September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, respectively, related to the Company's leases was as follows (in thousands):

	September 30,
	2026	2025
Weighted-average remaining lease term (in years)	2.5	3.4
Weighted-average discount rate	10.5%	10.4%

	Nine Months Ended September 30,
	2026	2025
Cash flows
Cash paid for amounts included in lease liabilities:
Operating cash flows used for operating leases	$1,461	$1,426

As of September 30, 2026, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands), excluding short-term leases:

Year ending December 31,
2026 (remaining three months)	$488
2027	1,278
2028	1,330
2029	458
Total undiscounted future minimum lease payments	$3,554
Less: Imputed interest	(407)
Total operating lease liability	$3,147
Less: Current portion of operating lease liability	1,195
Operating lease liability, less current portion	$1,952

9. Warrants

May 2026 Securities Purchase Agreement

In May 2026, the Company entered into a securities purchase agreement (the "May 2026 Securities Purchase Agreement"), with several institutional investors, relating to the issuance and sale of 12,476,637 shares of Class A common stock, par value $0.0001 per share, and pre-funded warrants to purchase 6,214,953 shares of Class A common stock (the "May 2026 Pre-Funded Warrants"). The May 2026 Pre-Funded Warrants are exercisable immediately following the closing date of the offering, have no expiration date and remain exercisable until exercised in full, and have an exercise price of $0.0001 per share. The May 2026 Pre-Funded Warrants are equity classified on the Company's condensed consolidated balance sheet. The offering price was $1.07 per share of Class A common stock, and $1.0699 per May 2026 Pre-Funded Warrant for total gross proceeds of $20.0 million. The Company incurred issuance costs of approximately $1.6 million. As of September 30, 2026, all May 2026 Pre-Funded Warrants were outstanding.

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

The Common Warrants became exercisable following the effective date of stockholder approval in December 2025 and have a term of five years following the initial exercise date. The Common Warrants purchased by the Purchasers have an exercise price of $0.48 per share. The Pre-Funded Warrants are exercisable immediately following the closing, have an unlimited term and an exercise price of $0.0001 per share. In January 2026, a Purchaser exercised 2,100,000 shares of Pre-Funded Warrants on a cashless basis. In July 2026, certain Purchasers exercised 2,910,000 shares of Pre-Funded Warrants on a cashless basis. As of September 30, 2026, there were 77,356,667 shares of Pre-Funded Warrants outstanding.

Service Warrants

In May 2025, in conjunction with a service agreement, the Company issued warrants to purchase 300,000 shares of the Company's Class A common stock, $0.0001 par value per share ("Service Warrants") to a third-party vendor. The value of the Service Warrants was expensed immediately as a general and administrative cost. The Service Warrants are exercisable for a period of five years from the issuance date, at an exercise price per share equal to $0.70. The Service Warrants are classified as equity on the Company's condensed consolidated balance sheet. The Service Warrants include certain rights upon “fundamental transactions,” as described in the warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable warrants on the date of the consummation of the fundamental transactions. In February 2026, the service agreement was terminated; however, the issued Service Warrants remain outstanding with terms unchanged. As of September 30, 2026, all of the Service Warrants were outstanding.

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

The Series D Warrants were exercisable immediately following stockholder approval and will expire five years from the date of stockholder approval and have an exercise price of $0.65 per share. The Series D Warrants include certain rights upon “fundamental transactions,” as described in the Series D Warrant agreement, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Class A common stock in such fundamental transaction in the amount of the Black Scholes value of the unexercised portion of the applicable Series D Warrants on the date of the consummation of the fundamental transactions. The Series D Warrant is classified as equity on the Company's condensed consolidated balance sheet. In October 2025, pursuant to the Letter Agreement, the Equity Investor exercised the Series D Warrants to purchase 6,967,150 shares of Class A Common Stock for cash proceeds of $4.5 million. As of September 30, 2026, there were 6,193,022 Series D Warrants outstanding.

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

Loan and Security Agreement Warrants

In August 2022, in conjunction with a loan and security agreement, the Company issued warrants to purchase 76,336 shares of the Company's Class A common stock. The warrants are exercisable for a period of five years from the grant date, as may be adjusted for certain anti-dilution adjustments, dividends, stock splits, and reverse stock splits, at an exercise price per share equal to $11.79, which may be net share settled at the option of the holder. The warrants are classified as equity on the Company’s condensed consolidated balance sheet. In September 2025, the Company modified the exercise price of the warrants to $0.50 in consideration for a deferral of a principal repayment due in October 2025. There were no other changes to the terms of the warrant agreement. On the modification date, the Company remeasured the warrants at the reduced exercise price and recognized an additional $15 thousand as interest expense in the condensed consolidated statements of operations. As of September 30, 2026, there were 76,336 warrants outstanding.

Warrant activity

A summary of warrant activity during the periods indicated is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	131,569,362	$0.49	$4.78	$113,345
Granted	—	$—
Exercised	—	$—
Outstanding at September 30, 2026	131,569,362	$0.49	$4.04	$39,798

A summary of pre-funded warrant activity during the periods indicated is as follows:

	Number of Pre-Funded Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	82,366,667
Granted	6,214,953	$0.0001
Exercised	(5,010,000)	$0.0001
Outstanding at September 30, 2026	83,571,620

10. Stockholders’ Equity

As of September 30, 2026, Rani Holdings held approximately 82% of the Class A Units of Rani LLC, and approximately 18% of the outstanding Class A Units of Rani LLC are held by the Continuing LLC Owners. From the date of the Organizational Transactions to September 30, 2026, 5,378,539 Paired Interests and 362,821 non-corresponding Class A Units of Rani LLC were exchanged for an equal number of shares of the Company's Class A common stock. For each of the nine months ended September 30, 2026 and 2025, certain of the Continuing LLC Owners executed an exchange of zero and 60,000 Paired Interests and zero and 46,929 non-corresponding Class A Units of Rani LLC, respectively. In accordance with the Amended Rani LLC Agreement, Rani LLC also issues a corresponding Class A Unit to Rani Holdings for each share of common stock issued by Rani Holdings. This increases Rani Holdings’ ownership in Rani LLC.

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

11. Stock-Based Compensation

Stock Options

A summary of stock option activity during the periods indicated is as follows:

	Number of Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	12,867,236	$4.03	8.19	$5,067
Granted	11,351,126	$0.85		195
Exercised	(100,000)	$0.62
Forfeited	(1,006,769)	$5.03
Balance at September 30, 2026	23,111,593	$2.44	7.93	725
Exercisable at September 30, 2026	9,680,739	$4.36	5.92	295
Nonvested at September 30, 2026	13,430,854	$1.05	9.38	$430

As of September 30, 2026, there was $11.1 million of unrecognized stock-based compensation expense related to stock options which is expected to be recognized over a weighted-average period of approximately 3.0 years.

In July 2026, the Company modified stock options in connection with the departure of its former Chief Scientific Officer. The modification included (i) the accelerated vesting for 425,364 unvested stock options and restricted stock units, which was accounted for as a Type III (improbable-to-probable) modification, and (ii) an extension of the post‑termination exercise periods for vested options, which was accounted for as a Type I (probable-to-probable) modification. As a result, the Company recorded an aggregate incremental fair value of approximately $0.5 million, which was recorded as stock-based compensation expense and additional paid-in-capital on the Company’s condensed consolidated statement of operations and balance sheet, respectively.

In June 2026, the Company modified stock options in connection with the departure of its former Chief Financial Officer. The modification included (i) the accelerated vesting for 443,163 unvested stock options, which was accounted for as a Type III (improbable-to-probable) modification, and (ii) an extension of the post‑termination exercise periods for vested options, which was accounted for as a Type I (probable-to-probable) modification. As a result, the Company recorded an aggregate incremental fair value of approximately $0.6 million, which was recorded as stock-based compensation expense and additional paid-in-capital on the Company’s condensed consolidated statement of operations and balance sheet, respectively.

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

The following table sets forth the weighted average assumptions used in estimating the fair value of stock option awards on the grant date:

September 30,
2026
Expected volatility	112.4%
Risk-free interest rate	4.28%
Expected term (in years)	6.0
Expected dividend yield	—%

Restricted Stock Units

A summary of restricted stock unit (“RSU”) activity during the periods indicated is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2025	348,702	$6.94
Vested	(268,462)	$7.39
Forfeited	(3,445)	$5.44
Balance at September 30, 2026	76,795	$5.44

As of September 30, 2026, there was $0.4 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over a weighted-average period of approximately 0.5 years. The total fair value of RSUs vested was $0.2 million for the nine months ended September 30, 2026.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense resulting from the grant of stock options, RSUs and the Employee Stock Purchase Plan (“ESPP”), recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Nine Months Ended September 30,
	2026	2025
Research and development	$2,280	$3,086
General and administrative	4,443	6,474
Total stock-based compensation	$6,723	$9,560

12. Commitments and Contingencies

Leases

The Company enters into lease arrangements for office and laboratory facilities under operating leases accounted for in accordance with ASC 842 "Leases" ("ASC 842"). The Company’s future minimum lease payments under operating leases are presented within the lease footnote (Note 8).

The Company’s lease liabilities represent a contractual commitment to make future payments over the lease term. As of September 30, 2026, the Company had no additional significant lease commitments outside of those recognized as operating lease liabilities on the condensed consolidated balance sheets.

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

13. Income Taxes

The Company’s effective income tax rate was zero for each of the nine months ended September 30, 2026 and 2025. As a result of the Company’s history of operating losses, the Company believes that recognition of the deferred tax assets arising from such future income tax benefits is currently not likely to be realized and, accordingly, has recognized a full valuation allowance on its deferred tax assets. There were no material changes to uncertain tax positions for the nine months ended September 30, 2026 and 2025, and the Company does not anticipate material changes within the next twelve months.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per Class A common share attributable to Rani Holdings (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,729)	$(5,412)	$(22,153)	$(19,368)
Denominator:
Weighted-average Class A common shares outstanding—basic and diluted*	199,006	46,444	180,052	38,856
Net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.—basic and diluted	$(0.04)	$(0.12)	$(0.12)	$(0.50)

*The pre-funded warrants (Note 9) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price (as of the beginning of the period or the date of the issuance, whichever is earlier).

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per Class A common share attributable to Rani Holdings (in thousands):

	As of September 30,
	2026	2025
Paired Interests	23,970	23,970
Stock options	23,112	12,867
Warrants	131,569	13,537
Non-corresponding Class A Units	1,124	1,124
Restricted stock units	77	416
Shares issuable pursuant to the ESPP	138	56
	179,990	51,970

Shares of Class B Common Stock do not share in the Company’s earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been provided. The outstanding shares of Class B Common Stock were determined to be anti-dilutive for the nine months ended September 30, 2026. Therefore, they are not included in the computation of net loss per Class A common share attributable to Rani Therapeutics Holdings, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management's discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission ("SEC"). Some of the information contained in this discussion and analysis or set forth elsewhere in this document, includes forward looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

The following discussion presents the condensed consolidated financial results of Rani Therapeutics Holdings, Inc. (the "Company") and its subsidiary, Rani Therapeutics, LLC (“Rani LLC”), for the three and nine months ended September 30, 2026 and 2025. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Rani” and similar references refer to the Company and its consolidated subsidiary.

Overview

We are a clinical-stage biotherapeutics company focusing on advancing technologies to enable the administration of biologics and drugs orally, to provide patients, physicians, and healthcare systems with a convenient alternative to painful injections. Our technology comprises a drug-agnostic oral delivery platform, the RaniPill® capsule, which is designed to deliver a wide variety of drug substances, including antibodies, proteins, peptides, and oligonucleotides. We are advancing a portfolio of oral therapeutics using the RaniPill capsule and we are actively pursuing partnerships with third-party biopharmaceutical companies for the oral delivery of their biologics and drugs using our technology.

We have two configurations of the platform – the RaniPill® GO and the RaniPill® HC. The RaniPill® GO is designed to deliver up to a 3 mg dose of drug in microtablet form with high bioavailability. We have completed three Phase 1 clinical trials using the RaniPill® GO. We are also developing a high-capacity version of the RaniPill® capsule known as the RaniPill® HC, which is intended to enable delivery of drug payloads up to 200 µL, in liquid form with high bioavailability. We have tested preclinically the RaniPill® HC with multiple therapeutics, including multiple different antibodies and peptides. In December 2025, we initiated a Phase 1 clinical trial with RT-114, a RaniPill® HC capsule containing a bispecific GLP-1/GLP-2 receptor agonist (PG-102) in collaboration with ProGen.

In October 2026, the RaniPill® Capsule™ platform technology was accepted into the U.S. Food and Drug Administration's ("FDA") Emerging Technology Program ("ETP"). The ETP is designed to support the development and implementation of innovative approaches to pharmaceutical product design and manufacturing. Through participation in the ETP, we expect to engage with the FDA's Emerging Technology Team regarding technical, manufacturing and regulatory considerations related to the RaniPill® platform technology, including through pre-submission meetings and potential site visits. Participation in ETP does not constitute FDA approval of the platform or any product candidate and does not alter applicable regulatory approval requirements.

We believe the RaniPill® capsule technology could enable us to deliver most biologics currently on the market with convenient, oral dosing.

We do not have any products approved for sale, and we have not yet generated any revenue from sales of a commercial product. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development of the RaniPill® capsule, which we expect will take a number of years. Given our stage of development, we have not yet established a commercial organization or distribution capabilities, and we have no experience as a company in marketing drugs or a drug-delivery platform. When, and if, any of our product candidates are approved for commercialization, we plan to develop a commercialization infrastructure or engage commercial sales organizations or distributors for those products in the United States, Europe, Asia, and potentially in certain other key markets. We may also rely on partnerships to provide commercialization infrastructure, including sales, marketing, and commercial distribution.

As is common with biotechnology companies, we rely on third-party suppliers for the supply of raw materials and active pharmaceutical ingredients ("APIs") and drug substances required for the production of our product candidates. In addition, we work with third parties to manufacture and develop biologics and drugs for inclusion in the RaniPill® capsule. Design work, prototyping and pilot manufacturing are performed in house, and we have utilized third-party engineering firms to assist with the design of manufacturing lines that support our supply of the RaniPill® capsule. Certain of our suppliers of components and materials are single source suppliers. We believe our vertically integrated manufacturing strategy will offer significant advantages, including rapid product iteration, control over our product quality and the ability to rapidly scale our manufacturing capacity. This capability also allows us to develop future generations of products while maintaining the confidentiality of our extensive intellectual property portfolio. Our vertically integrated manufacturing strategy will result in material future capital outlays and fixed costs related to constructing and operating a manufacturing facility. We have invested and plan to continue to invest in automated manufacturing production lines for the RaniPill® capsule. Those assets deemed to have an alternative future use have been capitalized as property and equipment while those projects related to our assets determined to not have an alternative future use have been expensed as research and development costs.

Financial Update

In May 2026, we entered into a securities purchase agreement (the "May 2026 Securities Purchase Agreement") with several institutional investors, relating to the issuance and sale of 12,476,637 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock"), and pre-funded warrants to purchase 6,214,953 shares of Class A common stock (the "May 2026 Pre-Funded Warrants"). The May 2026 Pre-Funded Warrants are exercisable immediately, have no expiration date and remain exercisable until exercised in full, and have an exercise price of $0.0001 per share. The offering price was $1.07 per share of Class A common stock, and $1.0699 per May 2026 Pre-Funded Warrant for total gross proceeds of $20.0 million. We incurred issuance costs of approximately $1.6 million. As of September 30, 2026, all May 2026 Pre-Funded Warrants were outstanding.

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

Based on these results, we expanded the Phase 1a study to include an additional cohort of 15 healthy volunteers, each receiving two separate 12 mg doses of PG-102 via the RaniPill (24 mg total administered dose), to further characterize the oral-to-subcutaneous pharmacokinetic relationship ahead of dose selection for the planned Phase 1b portion of the study. The first participants in the Phase 1a study expansion cohort have been dosed and data is expected by the end of 2026. The Phase 1b study will assess the safety, tolerability, and pharmacodynamic effect of eight weeks of repeat dosing with RT-114 in patients with obesity, with data anticipated in 2027.

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

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2026	2025	% Change
Contract revenue	$1,707	$—	* %
Operating expenses
Research and development	6,021	3,221	86.9%
General and administrative	4,909	4,036	21.6%
Total operating expenses	$10,930	$7,257	50.6%
Loss from operations	(9,223)	(7,257)	27.1%
Other income (expense), net
Interest income and other, net	460	68	576.5%
Interest expense and other, net	(43)	(725)	(94.1)%
Net loss	$(8,806)	$(7,914)	11.3%
Net loss attributable to non-controlling interest	(1,077)	(2,502)	(57.0)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(7,729)	$(5,412)	42.8%

* Not meaningful

Contract Revenue

Contract revenue of $1.7 million for the three months ended September 30, 2026, was attributable to the Chugai Collaboration and License Agreement entered into in October 2025. There was no contract revenue for the same period in 2025.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Three Months Ended September 30,
	2026	2025
Payroll, stock-based compensation and related benefits	$4,502	$2,245
Facilities, materials and supplies	1,182	956
Third-party services	317	18
Other	20	2
Total	$6,021	$3,221

The increase of $2.8 million in research and development expenses in the three months ended September 30, 2026, as compared to the same period in 2025, was primarily attributed to higher compensation costs of $2.3 million, $0.3 million increase in third-party services and $0.2 million increase in facilities, materials and supplies.

General and Administrative Expenses

The increase of $0.9 million in general and administrative expenses in the three months ended September 30, 2026, as compared to the same period in 2025, was primarily attributed to an increase of $0.7 million in third-party services and higher other expenses of $0.2 million.

Other Income (Expense), Net

The increase of $1.1 million in other income (expense), net, in the three months ended September 30, 2026, as compared to the same period in 2025, was primarily attributed to an increase in interest income of $0.4 million from our investment in marketable securities and a decrease in interest expense of $0.7 million.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2026	2025	% Change
Contract revenue	$5,123	$172	2,878.5%
Operating expenses
Research and development	16,199	15,296	5.9%
General and administrative	15,314	14,651	4.5%
Total operating expenses	$31,513	$29,947	5.2%
Loss from operations	(26,390)	(29,775)	(11.4)%
Other income (expense), net
Interest income and other, net	1,287	443	190.5%
Interest expense and other, net	(139)	(2,544)	(94.5)%
Net loss	$(25,242)	$(31,876)	(20.8)%
Net loss attributable to non-controlling interest	(3,089)	(12,508)	(75.3)%
Net loss attributable to Rani Therapeutics Holdings, Inc.	$(22,153)	$(19,368)	14.4%

Contract Revenue

Contract revenue of $5.1 million for the nine months ended September 30, 2026, was attributable to the Chugai Collaboration and License Agreement entered into in October 2025. There was $0.2 million in contract revenue for the same period in 2025 attributable to evaluation services performed for the evaluation agreement with Chugai.

Research and Development Expenses

The following table reflects our research and development costs by nature of expense (in thousands):

	Nine Months Ended September 30,
	2026	2025
Payroll, stock-based compensation and related benefits	$11,743	$10,937
Facilities, materials and supplies	3,525	3,609
Third-party services	896	731
Other	35	19
Total	$16,199	$15,296

The increase of $0.9 million in research and development expenses in the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily attributed to higher compensation costs of $0.8 million, $0.2 million increase in third-party services offset by $0.1 million reduction in facilities, materials and supplies.

General and Administrative Expenses

The increase of $0.7 million in general and administrative expenses in the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily attributed to an increase of $1.4 million in third-party services and higher other expenses of $0.2 million offset by lower compensation costs of $0.8 million and $0.1 million reduction in facilities, materials and supplies.

Other Income (Expense), Net

The increase of $3.2 million in other income (expense), net, in the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily attributed to an increase in interest income of $0.8 million from our investment in marketable securities and a decrease in interest expense of $2.4 million.

Liquidity and Capital Resources

Overview

We have incurred recurring losses and negative cash flows from operations since inception, including net loss of $25.2 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $154.7 million and for the nine months ended September 30, 2026, had negative cash flows from operations of $23.3 million. As of September 30, 2026, our cash, cash equivalents and marketable securities totaled $45.3 million. We expect to continue to incur losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

In May 2026, we entered into the May 2026 Securities Purchase Agreement with several institutional investors, relating to the issuance and sale of 12,476,637 shares of Class A common stock, par value $0.0001 per share (the "Class A Common Stock"), and pre-funded warrants to purchase 6,214,953 shares of Class A common stock (the "May 2026 Pre-Funded Warrants"). The May 2026 Pre-Funded Warrants are exercisable immediately, have no expiration date and remain exercisable until exercised in full, and have an exercise price of $0.0001 per share. The offering price was $1.07 per share of Class A common stock, and $1.0699 per May 2026 Pre-Funded Warrant for total gross proceeds of $20.0 million. We incurred issuance costs of approximately $1.6 million. As of September 30, 2026, all May 2026 Pre-Funded Warrants were outstanding.

Based on our current operating plans and assumptions, we believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our operations through at least twelve months from the date that our condensed consolidated financial statements for the nine months ended September 30, 2026 are issued.

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

•
the willingness of the FDA or other regulatory authorities to accept data from our clinical trials, as well as data from our completed and planned clinical trials and preclinical studies and other work, as the basis for review and approval of our product candidates or collaborator drugs or biologics paired with the RaniPill® technology for various indications;
•
the outcome, costs, and timing of seeking and obtaining FDA and any other regulatory approvals;
•
the number and characteristics of product candidates that we pursue;
•
our ability to manufacture sufficient quantities of the RaniPill® capsules;
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
•
our ability to realize savings from any restructuring plans or cost-containment measures we may implement; and
•
the economic and other terms, timing of and success of any collaboration, licensing, or other arrangements which we may enter into in the future.

If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us. If we raise funds through collaborations, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or delay investments in our manufacturing scale-up and automation. In addition, our ability to raise additional capital may be adversely impacted if our Class A common stock is delisted from Nasdaq, by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing military conflicts, inflationary pressures, potential future bank failures, or otherwise. In this regard, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran have created extreme volatility in the global credit and financial markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk.

The following table summarizes our cash, cash equivalents and marketable securities:

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$3,620	$18,618
Marketable securities	41,668	31,091
Total cash, cash equivalents and marketable securities	$45,288	$49,709

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(23,284)	$(19,008)
Net cash (used in)/provided by investing activities	(10,146)	23,942
Net cash provided by/(used in) financing activities	18,432	(4,552)
Net (decrease)/increase in cash, cash equivalents and restricted cash equivalents	$(14,998)	$382

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $23.3 million, which was primarily attributable to a net loss of $25.2 million and net accretion and amortization of investments in marketable securities of $0.7 million, partially offset by stock-based compensation expense of $6.7 million, non-cash operating lease expense of $1.4 million, depreciation and amortization expense of $0.4 million and an allowance for expected credit losses of $0.1 million. Additionally, changes in operating assets and liabilities included increases in accounts payable of $0.1 million and accrued expenses and other current liabilities of $0.1 million, and decreases in prepaid expenses and other current assets of $0.3 million, deferred revenue of $5.1 million and operating lease liabilities of $1.4 million for the nine months ended September 30, 2026.

Net cash used in operating activities for the nine months ended September 30, 2025 was $19.0 million, which was primarily attributable to a net loss of $31.9 million and net accretion and amortization of investments in marketable securities of $0.2 million, partially offset by stock-based compensation expense of $9.6 million, depreciation and amortization expense of $0.7 million and $0.2 million in warrant issuance costs and expenses. Additionally, there was an increase in accounts payable of $1.1 million, accrued expenses and other current liabilities of less than $0.1 million, and a decrease in contract asset of $0.4 million and prepaid expenses and other current assets of $0.9 million for the nine months ended September 30, 2025.

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $10.1 million, which primarily consisted of $63.0 million in proceeds from maturities of marketable securities offset by $72.9 million in purchases of marketable securities and $0.2 million in purchases of property and equipment.

For the nine months ended September 30, 2025, net cash provided by investing activities was $23.9 million, which primarily consisted of $26.8 million in proceeds from maturities of marketable securities partially offset by $2.7 million in purchases of marketable securities and $0.1 million in purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $18.4 million, which primarily consisted of net proceeds from issuance of common stock and pre-funded warrants in connection with the May 2026 Securities Purchase Agreement of $18.3 million and the exercise of stock options of $0.1 million.

For the nine months ended September 30, 2025, net cash used in financing activities was $4.6 million, which primarily consisted of repayment of debt of $11.3 million offset by the exercise of warrants of $3.9 million, and the issuance of common stock and pre-funded warrants of $2.8 million.

Contractual Obligations and Other Commitments

As of September 30, 2026, there have been no material changes to our contractual obligations and other commitments compared to those disclosed in our Annual Report on Form 10-K.

The following table summarizes our contractual obligations and commitments as of September 30, 2026 (in thousands):

	As of September 30, 2026
	Total	Short-term	Long-term
Operating leases (1)	$3,147	$1,195	$1,952

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

Other Information

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We expect to cease to qualify as an emerging growth company as of December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the closing of our IPO).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness previously identified by management and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our disclosure controls and procedures were not effective as of September 30, 2026.

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

Remediation

During the three months ended September 30, 2026, we continued to implement remediation measures designed to strengthen our internal control over financial reporting and remediate the previously identified material weakness. These measures include revising policies and procedures and implementing additional training to enhance our risk assessment and review processes related to significant and complex transactions, particularly in evolving and growing areas of our business.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as described below, management believes that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our Class A common stock was previously listed on the Nasdaq Global Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive trading days, or the Bid Price Requirement. On May 11, 2026, we received a deficiency notice, or the Notice, from the Listing Qualifications Staff, or the Staff, of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price of our Class A common stock had closed below $1.00 per share, thereby failing to satisfy the Bid Price Requirement set forth in the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The Notice had no immediate effect on the listing of our Class A common stock on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until November 9, 2026, to regain compliance with the Bid Price Requirement by having shares of our Class A common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. We did not regain compliance with the Bid Price Requirement prior to the expiration of this initial compliance period, and applied to transfer the listing of our Class A common stock to the Nasdaq Capital Market to be eligible for a second compliance period, which is subject to Nasdaq review and approval. Should the Staff conclude that we are not eligible for additional time to cure the deficiency, our Class A common stock will be subject to delisting.

There can be no assurance that we will be able to regain compliance with the Bid Price Requirement during this second compliance period. If we do not regain compliance within the second compliance period, our Class A common stock will be subject to delisting from Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2026, certain Purchasers exercised Pre-Funded Warrants to purchase 2,910,000 shares of Class A common stock, originally issued in the October 2025 Private Placement, on a cashless basis, in exchange for 2,909,657 shares of Class A common stock, par value $0.0001 per share. The Pre-Funded Warrants had an exercise price of $0.0001 per share, and no cash consideration was paid to the Company in connection with the exercises. The issuance of the shares of Class A common stock upon the cashless exercise of the Pre-Funded Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Rani Therapeutics Holdings, Inc.

Date: November 9, 2026	By:	/s/ Talat Imran
Talat Imran
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Nicholas M. Maestas
Nicholas M. Maestas
Chief Financial Officer
(Principal Financial and Accounting Officer)